Form 10-Q
period 2000-06-30
RITA MEDICAL SYSTEMS INC
filed 2000-09-08
CIK 1056421

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                       Commission file number 333-36160

================================================================================

                          RITA MEDICAL SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                       Delaware                                      94-3199149
     (State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
                   or organization)

                            967 N. Shoreline Blvd.
                            Mountain View, CA 94043
         (Address of principal executive offices, including zip code)

                                 650-390-8500
             (Registrant's telephone number, including area code)

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No  [_]


     As of August 31, 2000, there were 13,969,407 shares of the registrant's Common Stock outstanding.

                               Table of Contents

                                                                                               Page
                                                                                               ----
PART I. FINANCIAL INFORMATION
     Item 1.  Financial Statements (unaudited).
                 Condensed Balance Sheets - June 30, 2000 and                                    3
                     December 31, 1999
                 Condensed Statements of Operations - Three and six months                       4
                     ended June 30, 2000 and 1999
                 Condensed Statements of Cash Flows - Three and six months                       5
                     ended June 30, 2000 and 1999
                 Notes to Condensed Financial Statements                                         6
     Item 2.  Management's Discussion and Analysis of Financial Condition and                    8
              Results of Operations.
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                       16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.                                                                16
     Item 2.  Changes in Securities and Use of Proceeds.                                        16
     Item 3.  Defaults Upon Senior Securities.                                                  17
     Item 4.  Submission of Matters to a Vote of Security Holders.                              17
     Item 5.  Other Information.                                                                18
     Item 6.  Exhibits and Reports on Form 8-K.                                                 18

SIGNATURES                                                                                      19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           RITA MEDICAL SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                (In thousands, except per share data, unaudited)

                                                                                                  June 30,          December 31,
                                                                                                    2000                1999
                                                                                                    ----                ----
Assets
Current assets:
  Cash and cash equivalents...........................................................           $  6,759             $  7,067
  Marketable securities...............................................................              2,742                5,086
  Accounts receivable, net............................................................              1,942                1,149
  Inventories, net....................................................................              1,045                  845
  Prepaid assets and other current assets.............................................                550                  616
                                                                                                 --------             --------
   Total current assets...............................................................             13,038               14,763
Property and equipment, net...........................................................                961                  875
Other assets..........................................................................                 64                   67
                                                                                                 --------             --------
   Total assets.......................................................................           $ 14,063             $ 15,705
                                                                                                 ========             ========
Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
  Accounts payable....................................................................           $    625             $    892
  Accrued liabilities.................................................................              1,042                  956
  Current portion of long term obligations............................................              1,256                  478
                                                                                                 --------             --------
Total current liabilities.............................................................              2,923                2,326
Long term notes payable...............................................................              1,841                1,091
Long term obligations.................................................................              1,396                  763
                                                                                                 --------             --------
   Total liabilities..................................................................              6,160                4,180
                                                                                                 --------             --------

Contingency (Note 7)
Convertible preferred stock, $.001 par value..........................................             37,910               37,911
Preferred stock warrants..............................................................                605                  605
                                                                                                 --------             --------

Stockholders' deficit:
Common stock, $0.001 par value........................................................                  1                    1
Additional paid-in capital............................................................             11,546                3,651
Deferred stock compensation...........................................................             (6,502)              (1,935)
Receivable from stockholder...........................................................               (239)                 (73)
Accumulated other comprehensive loss                                                                   (5)                  (7)
Accumulated deficit...................................................................            (35,413)             (28,628)
                                                                                                 --------             --------
   Total stockholders' deficit........................................................            (30,612)             (26,991)
                                                                                                 --------             --------
                                                                                                 $ 14,063             $ 15,705
                                                                                                 ========             ========

                            See accompanying notes.

                           RITA MEDICAL SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                (In thousands, except per share data, unaudited)

                                                Three Months Ended            Six Months Ended
                                                     June 30,                      June 30,
                                               ---------------------       ---------------------
                                                 2000         1999           2000         1999
                                               --------     --------       --------     --------
Sales...................................        $ 2,427      $ 1,062        $ 4,268      $ 1,899
Cost of goods sold......................          1,494          618          2,676        1,308
                                               --------     --------       --------     --------
   Gross profit.........................            933          444          1,592          591

Operating expenses:
  Research and development..............          1,442          813          3,073        1,550
  Selling, general and administrative...          2,683        1,334          5,324        2,672
                                               --------     --------       --------     --------
   Total operating expenses.............          4,125        2,147          8,397        4,222
                                               --------     --------       --------     --------

Loss from operations....................         (3,192)      (1,703)        (6,805)      (3,631)

Interest and other expense, net.........            (15)          40             20          110
                                               --------     --------       --------     --------
Net loss................................        $(3,207)     $(1,663)       $(6,785)     $(3,521)
                                               ========     ========       ========     ========


Net loss per share, basic and diluted...        $ (2.79)     $ (2.11)       $ (6.26)     $ (4.49)
                                               ========     ========       ========     ========

Shares used in computing basic and
 diluted net loss per share.............          1,150          789          1,083          784


Pro forma net loss per share, basic and
 diluted................................        $ (0.32)     $ (0.22)       $ (0.69)     $ (0.47)
                                               ========     ========       ========     ========

Shares used in computing pro forma net
 loss per share, basic and diluted......          9,954        7,483          9,888        7,443


                            See accompanying notes.

                          RITA MEDICAL SYSTEMS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

                           (In thousands, unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                              2000           1999
                                                                              ----           ----
Operating activities:
Net loss......................................................             $(6,785)        $(3,521)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization................................                 399             187
 Amortization of stock-based compensation.....................               2,937             456
 Changes in operating assets and liabilities
  Accounts receivable.........................................                (793)           (512)
  Inventory...................................................                (200)           (343)
  Prepaid and other current assets............................                 (50)            197
  Accounts payable and accrued liabilities....................                (181)             61
                                                                        ----------       ---------
   Net cash used in operating activities......................              (4,673)         (3,475)
                                                                        ----------       ---------
Investing activities:
 Purchase of property and equipment...........................                (123)            (45)
 Purchases of short term investments..........................              (1,210)           (870)
 Maturities of short term investments.........................               3,556           1,564
 Notes receivable and other assets............................                   3             (27)
                                                                        ----------       ---------
   Net cash provided in investing activities..................               2,226             622
                                                                        ----------       ---------
Financing activities:
 Proceeds from issuance of common and preferred stock.........                 224             985
 Proceeds from borrowings of long-term debt...................               1,500           1,500
 Proceeds from revolving term loan............................                 539             401
 Payments on capital lease obligations........................                (124)            (72)
                                                                        ----------       ---------
   Net cash provided by financing activities..................               2,139           2,814
                                                                        ----------       ---------
Net increase (decrease) in cash and cash equivalents..........                (308)            (39)
Cash and cash equivalents at beginning of period..............               7,067           5,322
                                                                        ----------       ---------
Cash and cash equivalents at end of period....................             $ 6,759         $ 5,283
                                                                        ==========       =========

                            See accompanying notes.

                          RITA MEDICAL SYSTEMS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Rita Medical Systems, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the company's financial statements contained in our Registration Statement on Form S-1 (No. 333-36160) for the fiscal year ended December 31, 1999 and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the years ended December 31, 1997, 1998 and 1999 contained in our Registration Statement on Form S-1.

2.   Net loss per share and pro forma net loss per share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, common stock subject to repurchase and shares issuable upon conversion of the preferred stock and warrants. Potentially dilutive securities of 11,198,122 and 8,771,241 have been excluded from the dilutive earnings per share computations for the periods ended June 30, 2000 and June 30, 1999 respectively as they have an antidilutive effect due to the Company's net losses.

The computation of pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if-converted method) from the original date of issuance.

3.   Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss such as unrealized gains or losses on available-for-sale marketable securities. For the three and six month periods ended June 30, 2000 and June 30, 1999, reported net loss approximated comprehensive net loss.

4.   Inventories (in thousands)

                                            June 30,    December 31,
                                              2000          1999
                                              ----          ----
Inventory:
   Raw materials......................      $  128         $ 250
   Work-in-process....................         162            28
   Finished goods.....................         755           567
                                            ------         -----
                                            $1,045         $ 845
                                            ======         =====

5.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No., 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. The Company, to date, has not engaged in derivative or hedging activities. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock compensation-an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combinations. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15,1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.

6.   Stock Split

     On May 1, 2000, the board of directors approved a 3-for-5 reverse stock split of the common and preferred stock. Stockholders' approval of the reverse stock split was obtained on June 20, 2000. All share and per share amounts in the accompanying financial statements have been adjusted retroactively.

7.   Contingency

     The Company is involved in a patent interference proceeding with RadioTherapeutics Corporation in which the validity of a patent issued to the Company has been called into question. Although the Company believes it has meritorious defenses, if it does not prevail in this interference, it could be prevented from selling the RITA System or be required to pay license fees and or royalties on past and future product sales.

8.   Subsequent Events

     Initial Public Offering

     The Company effected a registration with the Securities and Exchange Commission on Form S-1, as amended, Registration No. 333-36160 (the "Registration Statement"), whereby the Company registered up to 3,600,000 shares of its Common Stock. On August 1, 2000, the Company completed its initial public offering of 3,600,000 shares of Common stock, at a price of $12.00 per share, that raised approximately $39.0 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of the Company's convertible preferred stock converted into approximately 8.9 million shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

     We develop, manufacture and market innovative products that use radiofrequency energy to treat patients with solid cancerous or benign tumors. From inception in 1994 through 1996, our operations consisted primarily of various start-up activities, including development of technologies central to our business, recruiting personnel and raising capital. In 1997, we began commercial shipment of our products. In the second quarter of 2000, we commercially launched our next-generation Model 1500 generator and StarBurst XL disposable devices.

     All of our sales are generated from the sale of our disposable devices and radiofrequency generators. For the six months ended June 30, 2000, sales through our direct sales force in the United States accounted for 35% of our total sales while sales to our international distributors accounted for 65% of our total sales. We currently intend to continue building our direct sales force in the United States and selling through third-party distribution partners internationally. We expect that a significant portion of our revenue will continue to come from international operations because of the high incidence of primary liver cancer in Asian and European markets. In the six months ended June 30, 2000, 61% of our sales were derived from our disposable devices and 39% were derived from the sale of our generators. We plan to focus on expanding our base of customer accounts and increasing usage of our disposable products.

     We recognize revenue upon receipt of a purchase order and shipment of products to customers. Our return policy allows customers to return products received in damaged or non-working condition up to 60 days after receipt of the product. To date, returns have been insignificant.

     Our manufacturing costs consist of raw materials, including generators produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Gross profit margins are affected by production volumes and average selling prices.

     In the six months ended June 30, 2000, 37% of our operating expenses were related to research and development activities, while 63% of our operating expenses were related to selling, general and administrative activities. We expect to continue to devote a large portion of our resources to product development and clinical research programs. However, we expect to devote a growing proportion of our operating expenses to selling, general and administrative activities, particularly to our sales and marketing efforts. These efforts include increasing the size of our domestic sales force and our international distribution support activities as well as establishing formal physician and patient awareness and education programs.

     In connection with the grant of stock options to employees and non-employees, we record deferred stock-based compensation as a component of stockholders' equity. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred compensation of $403,000 for the year ended December 31, 1998, $991,000 for the year ended December 31, 1999 and $2.9 million for the six months ended June 30, 2000. We expect to record additional amortization expense for deferred compensation in future periods.

     We incurred net losses of approximately $6.8 million in the first six months of 2000. As of June 30, 2000, we had an accumulated deficit of $35.4 million. Due to the high costs associated with continued research and development programs, expanded clinical research programs and increased sales and marketing efforts, we expect to continue to incur net losses for the next few years.

     Our product sales have mainly been to a group of early adopting physicians who treat patients with cancerous tumors of the liver. Our opportunity for further market penetration and increased revenues will depend on additional sales efforts, longer-term supporting clinical data and physician awareness and education programs.

     Our future growth depends on expanding product usage in our current market and finding new large markets in which we can leverage our core technologies of applying radiofrequency energy to treat cancerous and benign tumors. To the extent our current or any additional markets do not materialize in accordance with our expectations, our sales could be lower than expected.

     We are currently involved in patent proceedings and may become a party to additional patent or product liability proceedings. The costs of such lawsuits or proceedings may be material and could affect our earnings and financial position. An adverse outcome in a patent lawsuit could require us to cease sales of affected products or to pay royalties and/or license fees, which could harm our results of operations.

Results of Operations

     Sales increased 129% to $2.4 million in the quarter ended June 30, 2000 from $1.1 million for the quarter ended June 30, 1999. For the six-month period ended June 30, 2000 sales increased 125% to $4.3 million from $1.9 million in the comparable period in 1999. Higher unit shipments of generators and disposables resulted from increased physician awareness of our technology, expansion of our domestic sales force, increased geographical representation through the appointment of new international distributors and the launch of our next-generation Model 1500 generator and StarBurst XL disposable devices.

     Cost of goods sold for the quarter ended June 30, 2000 was $1.5 million as compared to $618,000 for the corresponding period in 1999. Cost of goods sold for the six months ended June 30, 2000 was $2.7 million as compared to $1.3 million for the six months ended June 30, 1999. The growth in cost of goods sold was attributable primarily to higher material, labor, and overhead costs associated with increased unit shipments, including increases in amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation was $270,000 in the three-month period ended June 30, 2000 as compared to $30,000 in the corresponding period in 1999 and $375,000 in the six-month period ended June 30, 2000 as compared to $55,000 in the corresponding period in 1999.

     Research and development expenses for the three months ended June 30, 2000 were $1.4 million as compared to $813,000 for the corresponding period in 1999. Research and development expenses for the six months ended June 30, 2000 were $3.1 million as compared to $1.6 million for the corresponding period in 1999. The expense increase was attributable primarily to additional personnel, expenses associated with the development of our next-generation disposable devices and generators, increased clinical program spending, increased expenses related to the growth and protection of our patent portfolio as well as increases in the amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation was $293,000 in the three-month period ended June 30, 2000 as compared to $82,000 in the corresponding period in 1999 and $601,000 in the six-month period ended June 30, 2000 as compared to $162,000 in the corresponding period of 1999.

     Selling, general and administrative expenses for the three months ended June 30, 2000 were $2.7 million as compared to $1.3 million in the corresponding period in 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 were $5.3 million as compared to $2.7 million in the corresponding period of 1999. The increase resulted from the addition of sales and clinical support personnel as well as spending associated with the launch of our next-generation disposable devices and generators. General and administrative expenses increased due to added personnel to support our growth in operations as well as increases in the amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation was $817,000 in the three-month period ended June 30, 2000 as compared to $124,000 in the corresponding period in 1999 and $2.0 million in the six-month period ended June 30, 2000 as compared to $239,000 in the corresponding period of 1999.

     Net interest and other (expense) income for the three months ended June 30, 2000 was ($15,000) as compared to $40,000 in the corresponding period of 1999. Net interest and other income for the six months ended June 30, 2000 was $20,000 as compared to $110,000 in the corresponding period of 1999. The change in net interest and other income was primarily attributable to the interest expense associated with the loan and security agreement transacted in June 1999 with increases to the revolving credit note and funding of the second term loan in the first quarter of 2000.


Liquidity and Capital Resources

     We have financed our operations since inception principally through private placements of equity securities, net of expenses, of $37.9 million of convertible preferred stock. To a lesser extent, we also financed our operations through equipment financing and other loans, which totaled $4.5 million in principal outstanding at June 30, 2000. As of June 30, 2000, we had $6.8 million of cash and cash equivalents, $2.7 million of marketable securities and $10.1 million of working capital.

     For the six months ended June 30, 2000, net cash used in operating activities was $4.7 million principally due to our net loss and increases in accounts receivable and inventory resulting from higher revenues and increased unit shipments. Our investing activities for the six months ended June 30, 2000 were limited to the purchase of property and equipment in the amount of $123,000 and net purchases or sales of short-term investments. For the six months ended June 30, 2000, net cash provided by financing activities was $2.1 million primarily attributable to increases in our debt obligations.

     In June 1999, we entered into a loan and security agreement for a loan facility of up to $5.0 million. The facility consists of two term loans of $1.5 million each and a revolving credit note of up to $2.0 million. As of June 30, 2000, we had drawn down two term loans of $1.5 million each and $1.1 million of the revolving credit note.

     Our primary source of liquidity at June 30, 2000 consisted of $9.5 million of cash, cash equivalents and marketable securities. In addition, we completed our initial public offering (see Notes to Condensed Financial Statements) on August 1, 2000, raising net proceeds of approximately $39.0 million. Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling and marketing and working capital to support business growth. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that the net proceeds from the initial public offering, together with our existing liquidity sources and anticipated funds from operations, will satisfy our cash requirements for at least the next 18 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to the company and our stockholders.


Factors That May Affect Future Results


In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company's business and prospects.

Due to our dependence on the RITA system, failure to achieve market acceptance in a timely manner could harm our business.

     Because all of our revenue comes from the sale of the RITA system, our financial performance will depend upon physician adoption and patient awareness of this system. If we are unable to convince physicians to use the RITA system, we may not be able to generate revenues because we do not have alternative products.

We have a history of losses, anticipate significant increases in our operating expenses over the next several years and may never achieve profitability.

     We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, clinical research and product development efforts. To become profitable, we must continue to increase our sales. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. In particular, we incurred net losses of $6.7 million in 1998 and $7.5 million in 1999. As of June 30, 2000, we had an accumulated deficit of approximately $35.4 million.

We currently lack long-term data regarding the safety and efficacy of our products and may find that long-term data does not support our short-term clinical results.

     Our products are supported by an average clinical follow-up of between five and 14 months in published clinical reports. If longer-term studies fail to confirm the effectiveness of our products, our sales could decline. If longer-term patient follow-up or clinical studies indicate that our procedures cause unexpected, serious complications or other unforeseen negative effects, we could be subject to significant liability. Further, because some of our data has been produced in studies that were not randomized and/or included small patient populations, our clinical data may not be reproduced in wider patient populations. We are involved in two clinical studies using our system which are expected to produce twelve month or longer follow-up data. Both studies are at an early stage. We do not know when these studies will be completed or published and we do not have preliminary data from either of these studies. If the data produced is not favorable, our business could be harmed.

Because we face significant competition from companies with greater resources than we have, we may be unable to compete effectively.

     The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.

     We compete directly with two companies: RadioTherapeutics Corporation, a privately held company, and Radionics, Inc., a division of Tyco International, a publicly traded company with substantial resources. Both RadioTherapeutics and Radionics sell products that use radiofrequency energy to ablate soft tissue. RadioTherapeutics has entered into a distribution arrangement with Boston Scientific Corporation, a publicly traded company with substantially greater resources than we have.

Alternative therapies could prove to be superior to the RITA system, and physician adoption could be negatively affected.

     In addition to competing against other companies offering products which use radiofrequency energy to ablate soft tissue, we also compete against companies developing, manufacturing and marketing alternative therapies that address both cancerous and benign tumors. If these alternative therapies prove to offer treatment options that are superior to our system, physician adoption of our products could be negatively affected and our revenues could decline.

We are currently involved in a patent interference action and a patent opposition action involving RadioTherapeutics Corporation and if we do not prevail in these actions, we may be unable to sell the RITA system.

     In July 1999, the United States Patent and Trademark Office declared an interference involving us which was provoked by RadioTherapeutics Corporation, a competitor of ours, in which the validity of a patent claim previously issued to us is being called into question. The claim being questioned is one of a number of issued patent claims that covers the curvature of the array at the tip of our disposable devices. We believe that the inventor named in our patent was the first to invent this subject matter. RadioTherapeutics believes they invented this curvature first. In March 2000, RadioTherapeutics Corporation filed an opposition to our European Patent No. 0777445. This patent also covers the curvature of the array at the tip of our disposable devices. In this opposition, the validity of our issued patent is being questioned. Final resolution of these matters is not expected for several years.

     Patent issues involve complex legal and factual issues. In the event we do not prevail in the interference action, we could be prevented from selling the RITA system unless we could, either obtain a license from RadioTherapeutics to use the relevant patent or were able to modify our product. We may not be able to modify the RITA system successfully, and we cannot be certain that any modified system would achieve market acceptance or regulatory approval. If we were unable to sell our system and unable to develop a commercially successful alternative or obtain a license, to the relevant patent or patents on commercially reasonable terms, our business could be materially harmed. If we do not prevail in the opposition proceeding, we could lose our only currently issued patent in Europe.

Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property.

     Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products, and yet we may be unable to do so. A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications which relate to the use of radiofrequency energy to ablate soft tissue. Our pending United States and foreign patent applications may not issue or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

     Competitors may be able to design around our patents or develop products which provide outcomes which are comparable to ours. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be extensive and time consuming and could divert our management's attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

     In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure.

Because the medical device industry is characterized by competing intellectual property, we may be sued for violating the intellectual property rights of others.

     The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. Our competitors may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. However, we do not believe that we infringe any valid patent rights held by others. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents which our products may infringe. There could also be existing patents that one or more of our products may inadvertently be infringing of which we are unaware. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of a patent infringement claim against us increases.

     To address patent infringement or other intellectual property claims, we may have to enter into licensing agreements or agree to pay royalties at a substantial cost to our business. We may be unable to obtain necessary licenses. A valid claim against us, and our failure to license the technology at issue, could prevent us from selling our products.

If we are sued for patent infringement, we could be prevented from selling our products and our business could suffer.

     We are aware of the existence of patents held by competitors in our market which could result in a patent lawsuit against us. In the event that we are subject to a patent infringement lawsuit and if the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign our system, we may be prevented from selling our system and our business could suffer.

You may have a difficult time evaluating our company as an investment because we have a limited operating history.

     You can only evaluate our business based on a limited operating history because we began selling the RITA system in 1997. This short history may not be adequate to enable you to fully assess our ability to achieve market acceptance of our products and respond to competition.

Our dependence on international revenues, which accounted for a significant portion of our 1999 revenues, could harm our business.

     Because our future profitability will depend in part on our ability to grow product sales in international markets, we are exposed to risks specific to business operations outside the United States. These risks include:

     . obtaining reimbursement for procedures using our devices in some foreign markets;

     . the burden of complying with complex and changing foreign regulatory requirements;

     . longer accounts receivable collection time;

     . significant currency fluctuations which could cause our distributors to reduce the number of products they purchase from us because the cost of our products to them could increase relative to the price they could charge their customers;

     . reduced protection of intellectual property rights in some foreign countries; and

     . contractual provisions governed by foreign laws.

We are substantially dependent on two distributors in our international markets, and if we lose either distributor or are unable to attract additional distributors, our international and total revenues could decline.

     We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. Nissho Iwai Corporation, which is our primary distributor in Asia, accounted for 44 percent of our international revenues for the six months ended June 30, 2000 and 63 percent of our international revenues in fiscal 1999. M.D.H.s.r.l. Forniture Ospedaliere, which is our distributor in Italy, accounted for 20 percent of our international revenues for the six months ended June 30, 2000 and 22 percent of our international revenues for fiscal 1999. Because international revenues accounted for 65 percent of our total revenues for the six months ended June 30, 2000 and these two distributors represented 64 percent of that total, the loss of either distributor could cause revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

Our relationships with third-party distributors could negatively affect our sales.

     We sell our products in international markets through third-party distributors over whom we have limited control, and, if they fail to adequately support our products, our sales could decline. If we or our distributors terminate our existing agreements, finding companies to replace them could be an expensive and time-consuming process and sales could decrease during any transition period.

Any failure to build and manage our direct sales organization may negatively affect our revenues.

     We are currently building a direct sales force in the United States and if we do not expand our sales force substantially over the next twelve months, we may not achieve our revenue growth goals. There is intense competition for skilled sales and marketing employees, especially for people who have experience selling disposable devices and generators to the physicians in our target market, and we may be unable to hire skilled individuals to sell our products. Any inability to build our direct sales force could negatively impact our growth.

We depend on key employees in a competitive market for skilled personnel and without additional employees, we cannot grow or achieve profitability.

     We are highly dependent on the principal members of our management, operations and research and development staff. Our future success will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional personnel, including sales and marketing staff. The market for qualified management personnel in Northern California, where our offices are located, is extremely competitive and is expected to continue to be highly competitive. Because the environment for good personnel is so competitive, costs related to compensation may increase significantly. If we are unable to attract and retain the personnel we need to support and grow our business, our business will suffer.

If third-party payors do not reimburse health care providers for use of the RITA system, purchases could be delayed and our revenues could decline.

     Physicians, hospitals and other health care providers may be reluctant to purchase our products if they do not receive substantial reimbursement for the cost of the procedures using our products from third-party payors, such as Medicare, Medicaid and private health insurance plans. Procedures using our products are currently reimbursed based on established general reimbursement codes. Because there is no specific reimbursement code for procedures using the RITA system, physicians need to submit a patient case history and data supporting the applicability of our system to the patient's condition in order to obtain reimbursement. Each payor then determines whether and to what extent to reimburse for a medical procedure or product. Payors may refuse to provide reimbursement for procedures covered by general codes because the applicability of the code must be determined on a case-by-case basis. If a payor refuses to reimburse the cost of our procedure under existing reimbursement codes, we could be required to establish new specific codes. This process is time consuming and costly and requires us to provide extensive supporting scientific, clinical and cost-effectiveness data for our products to the American Medical Association. Even if we were successful in establishing a new code, a payor still may not reimburse adequately for the procedure or product. In addition, we believe the advent of fixed payment schedules has made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. Fixed payment schedules typically permit reimbursement for a procedure rather than a device. If physicians believe that our system will add cost to a procedure but will not add sufficient offsetting economic or clinical benefits, physician adoption could be slowed.

We may be subject to costly and time-consuming product liability actions.

     We manufacture medical devices that are used on patients in both minimally invasive and open surgical procedures and as a result, we may be subject to product liability lawsuits. To date, we have not been subject to a product liability claim; however, any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we could have to pay any amount awarded by a court in excess of policy limits. Finally, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend and could result in the diversion of management's attention from managing our core business.

Any failure in our physician training efforts could result in lower than expected product sales.

     It is critical to our sales effort to train a sufficient number of physicians and to instruct them properly in the procedures which utilize our products. We plan to establish formal physician training programs and will rely on physicians to devote adequate time to understanding how our products should be used. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity which could have an adverse effect on our product sales.

If we fail to support our anticipated growth in operations, our business could suffer.

     If we fail to execute our sales strategy and develop further our products, our business could suffer. To manage anticipated growth in operations, we must increase our quality assurance staff for both our generators and our disposable devices and expand our manufacturing staff and facility for our disposable devices. Our systems, procedures and controls may not be adequate to support our expected growth in operations.

We have limited experience manufacturing our disposable devices in substantial quantities, and if we are unable to hire sufficient additional personnel, purchase additional equipment or are otherwise unable to meet customer demand our business could suffer.

     To be successful, we must manufacture our products in substantial quantities in compliance with regulatory requirements at acceptable costs. If we do not succeed in manufacturing quantities of our disposable devices which meet customer demand, we could lose customers and our business could suffer. At the present time, we have limited manufacturing experience. Our manufacturing operations are currently focused on the in-house assembly of our disposable devices. As we increase our manufacturing volume and the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. Because our manufacturing operations are primarily dependent upon manual assembly, if demand for our system increases we will need to hire additional personnel and may need to purchase additional equipment. If we are unable to sufficiently staff our manufacturing operations or are otherwise unable to meet customer demand for our products, our business could suffer.

We are dependent on one supplier which is the only source of a component that we use in our disposable devices, and any disruption in the supply of this component could negatively affect our revenues.

     Because there is only one supplier that provides us with a component that we include in our disposable devices, a disruption in the supply of this component could negatively affect revenues. This supplier is the only source of this component. If we were unable to remedy a disruption in supply of this component within twelve months, we could be required to redesign the handle of our disposable devices which could significantly impair our ability to sell our products. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new materials. This clearance process may take a substantial period of time, and we may be unable to obtain necessary regulatory approvals for any new material to be used in our products on a timely basis, if at all. This could also create supply disruptions that could negatively affect our business.

We are dependent on third-party contractors for the supply of our generators, and any failure to deliver generators to us could result in lower than expected revenues.

     One of the generators we sell is currently manufactured according to our specifications by one third-party supplier. There is only one other third-party contractor who we have used who could readily assume this manufacturing function. Our second-generation generator is produced by two third-party suppliers. We have agreements with both of these suppliers. Any delay in shipments of generators to us could result in our failure to ship generators to customers and could negatively affect revenues.

Complying with the FDA and other domestic and international regulatory authorities is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

     We are subject to a host of federal, state, local and international regulations regarding the manufacture and marketing of our products. In particular, our failure to comply with FDA regulations could result in, among other things, seizures or recalls of our products, an injunction, substantial fines and/or criminal charges against us and our employees. The FDA's medical device reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction recurred. As of June 30, 2000, we had filed eight medical device reports with the FDA related to skin burns caused by a ground pad primarily due to placement, one report related to an arterial bleed caused by improper needle placement and one report related to an abscess which resulted from the large volume of ablated tissue. We believe that none of these incidents were attributed to a device malfunction. None of these incidents resulted in permanent injury or death.

     Sales of our products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer than that required for FDA approval or clearance, and requirements for foreign licensing may differ from FDA requirements.

Product introductions or modifications may be delayed or canceled as a result of the FDA regulatory process which could cause our revenues to be below expectations.

     Unless we are exempt, before we can sell a new medical device in the United States, we must obtain the appropriate FDA approval or clearance which can be a lengthy and time-consuming process. To date, all of our products have received clearances from the FDA through premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act. However, if the FDA requires us to submit a new premarket notification under Section 510(k) for modifications to our existing products, or if the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled which could cause our revenues to be below expectations. The FDA may determine that future products will require the more costly, lengthy and uncertain premarket approval process. In addition, modifications to medical device products cleared via the 510(k) process may require a new 510(k) submission. We have made minor modifications to our system. Using the guidelines established by the FDA, we have determined that these modifications do not require us to file new 510(k) submissions. If the FDA disagrees with our determinations, we may not be able to sell the RITA system until the FDA has cleared new 510(k) submissions for these modifications. In addition, we intend to request additional label indications, such as approvals or clearances for the ablation of tumors in additional organs, including lung, bone and breast, for our current products. The FDA may either deny these requests outright, require additional extensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of approval or clearance. Therefore, obtaining necessary approvals or clearances for these additional applications could be an expensive and lengthy process.

We may incur significant costs related to a class action lawsuit due to the likely volatility of our stock.

     Our stock price may fluctuate for a number of reasons including:

     . failure of the public market to support the valuation established in our initial public offering;

     . our ability to successfully commercialize our products;

     . announcements of technological or competitive developments;

     . announcements regarding patent litigation or the issuance of patents to us or our competitors;

     . regulatory developments regarding us or our competitors;

     . acquisitions or strategic alliances by us or our competitors;

     . quarterly fluctuations in our results of operations;

     . changes in estimates of our financial performance or changes in recommendations by securities analysts; and

     . general market conditions, particularly for companies with small market capitalizations.

     Securities class action litigation is often brought against a company after a period of volatility in the market price of its stock. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. Stock price fluctuations may be exaggerated if the trading volume of our common stock is low. Any securities litigation claims brought against us could result in substantial expense and divert management's attention from our core business.

We may need to raise additional capital in the future which could result in dilution to our stockholders.

     While we believe the proceeds from this offering will provide us with adequate capital to fund operations for the next eighteen months, we may need to raise additional funds prior to that time. We may seek to sell additional equity or debt securities or to obtain an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights that are senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval.

     Because our executive officers and directors, and their respective affiliates, own approximately 36 percent of our outstanding common stock, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a change in control.

Our certificate of incorporation and Delaware law contain provisions that could discourage a takeover or prevent or delay a merger that stockholders believe is favorable for the company.

     Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

     . authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

     . provide for a classified board of directors; and

     . prohibit stockholder action by written consent.

     In addition, we are governed by the provisions of Section 203 of Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or combining with us. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures have not changed significantly from those set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form S-1 filing dated July 26, 2000.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

     We are not currently subject to any material legal proceedings, other than the patent disputes described in "Factors That May Affect Future Results - We are currently involved in a patent interference action and a patent opposition action involving RadioTherapeutics Corporation and if we do not prevail in these actions, we may be unable to sell the RITA system." The patent interference proceeding is pending before the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office. On July 16, 1999 the United States Patent and Trademark Office declared an interference between a claim of one of our issued patents and claims of a patent application controlled by RadioTherapeutics Corporation. The principal parties in the proceeding are RadioTherapeutics and RITA. The factual basis underlying the claim is the determination by the commissioner of the United States Patent and Trademark Office that our patent and the RadioTherapeutics patent application interfere. In the interference proceeding, RadioTherapeutics seeks to invalidate our patent claim and to establish the patentability of the claims in their patent application. We seek to maintain the priority of our patent claim. The European opposition is pending before the European Patent Office and was instituted on March 2, 2000. The principal parties are RadioTherapeutics and RITA. The factual basis underlying the claim is the allegation by RadioTherapeutics that our European patent is not valid. In the opposition, RadioTherapeutics seeks to have our patent declared invalid and to have our patent cancelled. We are defending our patent and seek to defend it as issued. In addition to these patent proceedings, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.


Item 2. Changes in Securities.

     During the second quarter ended June 30, 2000, we granted options to purchase an aggregate of 131,500 shares of Common Stock to employees and consultants pursuant to the 1994 Incentive Stock Plan and 51,585 shares were issued to employees and consultants on exercise of options under the Company's stock plans. These issuances were deemed exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance upon Rule 701 of the Securities Act

     On July 26, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-36160) was declared effective by the Securities and Exchange Commission, pursuant to which 3,600,000 shares of our Common Stock were sold on August 1, 2000 for the account of the Company at a price of $12.00 per share, generating aggregate gross proceeds of $43.2 million before payment of underwriting discounts and commissions and transaction expenses. The managing underwriters were Salomon Smith Barney and Robertson Stephens. After deducting approximately $3.0 million in underwriting discounts and commissions and an estimated $1.2 million in other transaction expenses, the net proceeds of the offering were approximately $39.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The net proceeds of the offering have been invested in short-term, investment grade, interest bearing securities. We intend to use such proceeds to expand sales, marketing and physician and patient awareness and education programs, to continue product development and clinical research programs, to repay debt and to fund general corporate purposes, including working capital. As of August 31, 2000, we had applied the estimated aggregated net proceeds of $39.0 million from our initial public offering as follows:

     Temporary investments:  $39.0 million

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Completed Matters to a Vote of Security Holders.

     The numbers shown below do not reflect the three-for-five reverse stock split completed in connection with our initial public offering.

     a. At our annual meeting of stockholders held on June 20, 2000, our stockholders:

(i) elected the following directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified:

---------------------------------------------------------------------------------------------
                                FOR                   WITHHELD              ABSTENTIONS
---------------------------------------------------------------------------------------------
Barry Cheskin                12,950,146                    0                3,438,295
---------------------------------------------------------------------------------------------
Vincent Bucci                12,950,146                    0                3,438,295
---------------------------------------------------------------------------------------------
Janet Effland                12,945,641                4,505                3,438,295
---------------------------------------------------------------------------------------------
John Gilbert                 12,950,146                    0                3,438,295
---------------------------------------------------------------------------------------------
Scott Halsted                12,950,146                    0                3,438,295
---------------------------------------------------------------------------------------------
Gordon Russell               12,950,146                    0                3,438,295
---------------------------------------------------------------------------------------------

(ii) approved a three-for-five (3:5) reverse stock split of the Company's outstanding capital stock in connection with the Company's initial public offering.

The number of votes cast in favor of the previous resolution was 12,894,425 out of total shares outstanding of 16,388,441.

(iii) approved our reincorporation from California into Delaware, including the adoption and approval of indemnification agreements with our officers and directors.

The number of votes cast in favor of the previous resolution was 12,948,507 out of total shares outstanding of 16,388,441.

(iv) approved the amendment and restatement of the Certificate of Incorporation of our then wholly-owned Delaware subsidiary, which was effective and contingent upon the closing of our initial public offering, authorizing, among other things: (a) the authorization of 100,000,000 shares of Common Stock,
(b) the authorization of 2,000,000 shares of undesignated Preferred Stock; (c) the elimination of our shareholders' ability to take corporate action by written consent; (d) the elimination of cumulative voting, and (f) the establishment of a classified board of directors.

The number of votes cast in favor of the previous resolution was 12,919,008 out of total shares outstanding of 16,388,441.

(v) approved the adoption of our 2000 Directors' Stock Option Plan and the reservation of 500,000 shares of our Common Stock for issuance thereunder, effective and contingent upon the closing of our initial public offering.

The number of votes cast in favor of the previous resolution was 12,919,008 out of total shares outstanding of 16,388,441.

(vi) approved the adoption of our 2000 Employee Stock Purchase Plan and the reservation of 650,000 shares of our Common Stock for issuance thereunder, plus an increase in shares in each of fiscal years 2002, 2003 and 2004 of a maximum of 650,000 shares of our Common Stock for issuance thereunder, effective and contingent upon the closing of our initial public offering.

The number of votes cast in favor of the previous resolution was 12,922,285 out of total shares outstanding of 16,388,441.

(vii) approved the adoption of our 2000 Stock Plan and the reservation of 2,000,000 shares of our Common Stock for issuance thereunder, plus an automatic annual increase in shares in each of the fiscal years beginning in 2001 and ending in 2010 of a maximum of 750,000 shares of our Common Stock for issuance thereunder.

The number of votes cast in favor of the previous resolution was 12,688,264 out of total shares outstanding of 16,388,441.

(viii) the holders of the majority of the then outstanding shares of Series D Preferred Stock and Series E Preferred Stock, approved an amendment of our Articles of Incorporation and of the Certificate of Incorporation of our then wholly-owned Delaware subsidiary, to change the commencement date for the dividends to the holders of shares of Series D Preferred Stock and Series E Preferred Stock to become cumulative from January 31, 2000 to December 31, 2000.

The number of votes cast in favor of the previous resolution was 6,626,650 shares of Series D Preferred Stock and Series E Preferred Stock out of total shares of Series D Preferred Stock and Series E Preferred Stock outstanding of 8,925,983.

(ix) the holders of the majority of the then outstanding shares of Preferred Stock approved the amendment of the Articles of Incorporation and the Certificate of Incorporation of our then wholly-owned Delaware subsidiary, to change the minimum per share price for our initial public offering at which the outstanding shares of Preferred Stock were automatically converted into shares of Common Stock from $6.88 per share to $4.50 per share.

The number of votes cast in favor of the previous resolution was 11,372,234 out of total shares of Preferred Stock outstanding of 14,299,302.

(x) ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2000.

The number of votes cast in favor of the previous resolution was 12,948,507 out of total shares outstanding of 16,388,441.

Item 5.  Other Information. Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K: Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITA MEDICAL SYSTEMS, INC.


                                        By: /s/ Marilynne Solloway
                                            -----------------------------
                                            Marilynne Solloway
                                            Chief Financial Officer and Vice
                                            President, Finance and
                                            Administration

Date: September 8, 2000

                                 EXHIBIT INDEX
                                 -------------


27.1   Financial Data Schedule.