Form 10-Q
period 2000-09-30
RITA MEDICAL SYSTEMS INC
filed 2000-11-14
CIK 1056421

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                 650-314-3400
             (Registrant's telephone number, including area code)

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

                             Yes [X]  No [ ]


   As of October 31, 2000, there were 13,984,041 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited).
              Condensed Balance Sheets - September 30, 2000 and               2
                  December 31, 1999
              Condensed Statements of Operations - Three and nine months      3
                  ended September 30, 2000 and 1999
              Condensed Statements of Cash Flows - Three and nine months      4
                  ended September 30, 2000 and 1999
              Notes to Condensed Financial Statements                         5
Item 2.   Management's Discussion and Analysis of Financial Condition and     7
          Results of Operations.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.        15

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.                                                 15
Item 2.   Changes in Securities and Use of Proceeds.                         16
Item 3.   Defaults Upon Senior Securities.                                   16
Item 4.   Submission of Matters to a Vote of Security Holders.               16
Item 5.   Other Information.                                                 16
Item 6.   Exhibits and Reports on Form 8-K.                                  16

SIGNATURES                                                                   17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           RITA MEDICAL SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                (In thousands, except per share data, unaudited)

                                                                                           September 30,    December 31,
                                                                                                2000            1999
                                                                                           -------------    ------------
Assets
Current assets:
  Cash and cash equivalents...........................................................        $ 29,084        $  7,067
  Marketable securities...............................................................          13,889           5,086
  Accounts receivable, net............................................................           2,274           1,149
  Inventories, net....................................................................           1,459             845
  Prepaid assets and other current assets.............................................             921             616
                                                                                              --------        --------
       Total current assets...........................................................          47,627          14,763
Property and equipment, net...........................................................             974             875
Other assets..........................................................................              62              67
                                                                                              --------        --------
       Total assets...................................................................        $ 48,663        $ 15,705
                                                                                              ========        ========
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable....................................................................        $    461        $    892
  Accrued liabilities.................................................................           1,573             956
  Current portion of long term obligations............................................           1,583             478
                                                                                              --------        --------
Total current liabilities.............................................................           3,617           2,326
Long term notes payable...............................................................               0           1,091
Long term obligations.................................................................             254             763
                                                                                              --------        --------
       Total liabilities..............................................................           3,871           4,180
                                                                                              --------        --------

Contingency (Note 7)
Convertible preferred stock, $.001 par value..........................................               -          37,911
                                                                                              --------        --------
Preferred stock warrants..............................................................               -             605
                                                                                              --------        --------

Stockholders' deficit:
Common stock, $0.001 par value........................................................              14               1
Additional paid-in capital............................................................          88,828           3,651
Deferred stock compensation...........................................................          (5,417)         (1,935)
Receivable from stockholder...........................................................            (247)            (73)
Accumulated other comprehensive loss..................................................             (18)             (7)
Accumulated deficit...................................................................         (38,368)        (28,628)
                                                                                              --------        --------
       Total stockholders' equity (deficit)...........................................          44,792         (26,991)
                                                                                              --------        --------
       Total liabilities, convertible preferred stock and stockholders' equity                $ 48,663        $ 15,705
        (deficit)                                                                             ========        ========


                            See accompanying notes.

                           RITA MEDICAL SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                (In thousands, except per share data, unaudited)

                                                Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                             ----------------------       -------------------------
                                               2000          1999           2000             1999
                                             -------       --------       --------         --------
Sales...................................     $ 2,712        $ 1,197         $  6,980        $ 3,096
Cost of goods sold......................       1,622            797            4,298          2,105
                                             -------      ---------         --------       --------
   Gross profit.........................       1,090            400            2,682            991

Operating expenses:
  Research and development..............       1,262            928            4,335          2,478
  Selling, general and administrative...       3,023          1,188            8,347          3,860
                                             -------      ---------         --------       --------
   Total operating expenses.............       4,285          2,116           12,682          6,338
                                             -------      ---------         --------       --------

Loss from operations....................      (3,195)        (1,716)         (10,000)        (5,347)

Interest and other expense, net.........         239             38              259            148
                                             -------      ---------         --------       --------
Net loss................................     $(2,956)       $(1,678)        $ (9,741)       $(5,199)
                                             =======      =========         ========       ========
Net loss per share, basic and diluted
(Note 2)................................     $ (0.31)       $ (2.09)        $  (2.47)       $ (6.58)
                                             =======      =========         ========       ========
Shares used in computing basic and
diluted net loss per share..............       9,607            803            3,945            790

                            See accompanying notes.

                           RITA MEDICAL SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (In thousands, unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       2000           1999
                                                                     --------        -------
Operating activities:
Net loss......................................................       $ (9,741)       $(5,199)
Adjustments to reconcile net loss to net cash used in
operating activities:
 Depreciation and amortization................................            784            307
 Amortization of stock-based compensation.....................          4,022            661
 Allowance for doubtful accounts                                           34             19
 Allowance for inventory reserve                                          (28)           104
 Changes in operating assets and liabilities
  Accounts receivable.........................................         (1,159)          (650)
  Inventories.................................................           (586)          (678)
  Prepaid and other current assets............................           (421)           (44)
  Accounts payable and accrued liabilities....................            186            100
   Net cash used in operating activities......................         (6,909)        (5,380)
                                                                    ---------       --------
Investing activities:
 Purchases of property and equipment..........................           (344)          (178)
 Purchases of short term investments..........................        (12,370)        (3,263)
 Maturities of short term investments.........................          3,556          3,205
                                                                    ---------       --------
 Notes receivable and other assets............................              5            (27)
                                                                    ---------       --------
   Net cash used in investing activities......................         (9,153)          (263)
                                                                    ---------       --------
Financing activities:
Proceeds from issuance of common and preferred stock..........         38,998          7,983
Proceeds from long term debt..................................          1,500          1,500
Payments on long term debt                                             (3,000)             -
Proceeds from revolving term loan.............................            770            486
Payments on capital lease obligations.........................           (189)          (109)
                                                                    ---------       --------
   Net cash provided by financing activities..................         38,079          9,860
                                                                    ---------       --------
Net increase in cash and cash equivalents.....................         22,017          4,217
Cash and cash equivalents at beginning of period..............          7,067          5,322
Cash and cash equivalents at end of period....................       $ 29,084        $ 9,539
                                                                    =========       ========

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

2.  Net loss per share and pro forma net loss per share

   Basic earnings per share figures are calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, common stock subject to repurchase and shares issuable upon conversion of the preferred stock and warrants. Potentially dilutive securities of 2,172,794 and 10,075,846 have been excluded from the dilutive earnings per share computations for the periods ended September 30, 2000 and September 30, 1999 respectively as they have an antidilutive effect due to the Company's net losses.

   The computation of pro forma net loss per share, using the as-if-converted method to include shares issuable upon the conversion of outstanding shares of convertible preferred stock from the original date of issuance, results in net loss per share figures of $(0.23) and $(0.19) for the three months ended September 30, 2000 and September 30, 1999 respectively. The pro forma net loss per share figures for the nine month periods ended September 30, 2000 and September 30, 1999 are $(0.89) and $(0.65) respectively. The numbers of shares used in performing the pro forma net loss per share computations are 12,617,279 and 8,786,426 for the three month periods ended September 30, 2000 and September 30, 1999 respectively. For the nine month periods ended September 30, 2000 and September 30, 1999, the share figures used in the pro forma net loss per share computations are 10,890,661 and 7,980,304 respectively.

3.  Comprehensive Loss

   Comprehensive loss is comprised of net loss and other comprehensive loss such as unrealized gains or losses on available-for-sale marketable securities. For the three and nine month periods ended September 30, 2000 and September 30, 1999, reported net loss approximated comprehensive net loss.

4.  Inventories (in thousands)

                                 September 30,       December 31,
                                      2000               1999
                                 -------------       ------------
Inventories:
 Raw materials.................     $  233              $ 250
 Work-in-process...............        199                 28
 Finished goods................      1,027                567
                                    ------              -----
                                    $1,459              $ 845
                                    ======              =====

5.      Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. The Company, to date, has not engaged in derivative or hedging activities. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.

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

   In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock compensation" -an interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combinations. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15,1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

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

Overview

   We develop, manufacture and market innovative products that use radio-frequency energy to treat patients with solid cancerous or benign tumors. From inception in 1994 through 1996, our operations consisted primarily of various start-up activities, including development of technologies central to our business, recruiting personnel and raising capital. In 1997, we began commercial shipment of our products. In the second quarter of 2000, we commercially launched our next-generation Model 1500 generator and StarBurst XL disposable devices.

   All of our sales are generated from the sale of our disposable devices and radio-frequency generators. For the nine months ended September 30, 2000, sales through our direct sales force in the United States accounted for 40% of our total sales while sales to our international distributors accounted for 60% of our total sales. We currently intend to continue building our direct sales force in the United States and selling through third-party distribution partners internationally. We expect that a significant portion of our revenue will continue to come from international operations because of the high incidence of primary liver cancer in Asian and European markets. In the nine months ended September 30, 2000, 64% of our sales were derived from our disposable devices and 36% were derived from the sale of our generators. We plan to focus on expanding our base of customer accounts and increasing usage of our disposable products.

   We recognize revenue upon receipt of a purchase order and shipment of products to customers. Our return policy allows customers to return products received in damaged or non-working condition up to 60 days after receipt of the product. To date, returns have been insignificant.

   Our manufacturing costs consist of raw materials, including generators produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Gross profit margins are affected by production volumes, average selling prices, and the sales mix of disposable devices versus generators.

   In the nine months ended September 30, 2000, 34% of our operating expenses were related to research and development activities, while 66% of our operating expenses were related to selling, general and administrative activities. We expect to continue to devote a large amount of our resources to product development and clinical research programs. However, we expect to devote a growing proportion of our operating expenses to selling, general and administrative activities, particularly to our sales and marketing efforts. These efforts include increasing the size of our domestic sales force and our international distribution support activities as well as establishing formal physician and patient awareness and education programs.

   In connection with the grant of stock options to employees and non-employees, we record deferred stock-based compensation as a component of stockholders' equity. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred compensation of $4.0 million and $0.7 million for the nine months ended September 30, 2000 and 1999, respectively. We expect to record additional amortization expense for deferred compensation in future periods.

   We incurred net losses of approximately $9.7 million in the first nine months of 2000. As of September 30, 2000, we had an accumulated deficit of $38.4 million. Due to the high costs associated with continued research and development programs, expanded clinical research programs and increased sales and marketing efforts, we expect to continue to incur net losses for the next few years.

   Our product sales have mainly been to a group of early adopting physicians who treat patients with cancerous tumors of the liver. Our opportunity for further market penetration and increased revenues will depend on additional sales efforts, longer-term supporting clinical data and physician awareness and education programs.

   Our future growth depends on expanding product usage in our current market and finding new large markets in which we can leverage our core technologies of applying radiofrequency energy to treat cancerous and benign tumors. To the extent our current or new markets do not materialize in accordance with our expectations, our sales could be lower than expected.

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

Results of Operations

   Sales increased 127% to $2.7 million in the quarter ended September 30, 2000 from $1.2 million for the quarter ended September 30, 1999. For the nine month period ended September 30, 2000 sales increased 125% to $7.0 million from $3.1 million in the comparable period in 1999. Higher unit shipments of generators and disposables resulted from increased physician awareness of our technology, expansion of our domestic sales force, increased geographical representation through the appointment of new international distributors and the launch of our next-generation Model 1500 generator and StarBurst XL disposable devices.

   Cost of goods sold for the quarter ended September 30, 2000 was $1.6 million as compared to $0.8 million for the corresponding period in 1999. Cost of goods sold for the nine months ended September 30, 2000 was $4.3 million as compared to $2.1 million for the nine months ended September 30, 1999. The growth in cost of goods sold was attributable primarily to higher material, labor, and overhead costs associated with increased unit shipments. Also, charges for amortization of deferred stock-based compensation were higher. Amortization of deferred stock-based compensation was $279,000 in the three-month period ended September 30, 2000 as compared to $31,000 in the corresponding period in 1999 and $654,000 in the nine-month period ended September 30, 2000 as compared to $87,000 in the corresponding period in 1999.

   Research and development expenses for the three months ended September 30, 2000 were $1.3 million as compared to $0.9 million for the corresponding period in 1999. Research and development expenses for the nine months ended September 30, 2000 were $4.3 million as compared to $2.5 million for the corresponding period in 1999. The expense increase was due to additional personnel, expenses associated with the development of our next-generation disposable devices and generators, increased clinical program spending, increased spending related to the growth and protection of our patent portfolio and increases in the amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation was $213,000 in the three-month period ended September 30, 2000 versus $53,000 in the corresponding period in 1999 and $814,000 in the nine-month period ended September 30, 2000 as compared to $214,000 in the corresponding period of 1999.

   Selling, general and administrative expenses for the three months ended September 30, 2000 were $3.0 million as compared to $1.2 million in the corresponding period in 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $8.3 million as compared to $3.9 million in the corresponding period of 1999. The increase resulted from the addition of sales and clinical support personnel as well as spending associated with the launch of our next-generation disposable devices and generators. General and administrative expenses increased due to added personnel to support our growth in operations and increased costs associated with our operation as a public company. Amortization charges of deferred stock-based compensation were also higher: $580,000 in the three-month period ended September 30, 2000 as compared to $121,000 in the corresponding period in 1999 and $2.5 million in the nine-month period ended September 30, 2000 as compared to $360,000 in the corresponding period of 1999.

    Net interest and other (expense) income for the three months ended September 30, 2000 was $239,000 as compared to $38,000 in the corresponding period of 1999. Net interest and other income for the nine months ended September 30, 2000 was $259,000 as compared to $148,000 in the corresponding period of 1999. The change in net interest and other income was primarily attributable to earnings on short-term investments made with cash received from our initial public offering of common shares completed during the quarter. Also, repayment of approximately $3.0 million in term debt reduced interest expense for the quarter.


Liquidity and Capital Resources

   Prior to August of 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at this time. As of September 30, 2000 the company also had $1.8 million in revolving debt and equipment financing.

   As of September 30, 2000, we had $29.1 million of cash and cash equivalents and $13.9 million of marketable securities, which together comprised our primary source of liquidity. We had $44.0 million of working capital.

   For the nine months ended September 30, 2000, net cash used in operating activities was $6.9 million principally due to our net loss. Also, increases in accounts receivable and inventories, driven by growth in operations, consumed cash. Investing activities for the period were dominated by the purchase of short-term investment instruments with the cash raised by our initial public offering of common shares. For the nine months ended September 30, 2000, net cash provided by financing activities was $38.0 million, attributable to our initial public offering of common shares, partially offset by the borrowing and repayment of debt.

   In June 1999, we entered into a loan and security agreement for a loan facility of up to $5.0 million. The facility consists of two term loans of $1.5 million each and a revolving credit note of up to $2.0 million. As of September 30, 2000, we had drawn down $1.3 million of the revolving credit note, but all previous borrowings under the term loans, totaling approximately $3.0 million, had been repaid.

   Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling and marketing and working capital to support business growth. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for at least the next 18 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility . There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to the company and our stockholders.

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

   We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, clinical research and product development efforts. To become profitable, we must continue to increase our sales. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. In particular, we incurred net losses of $6.7 million in 1998 and $7.5 million in 1999. Our loss for the nine-month period ended September 30, 2000 was $9.7 million, and we had an accumulated deficit of approximately $38.4 million through that date.

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

   In addition to competing against other companies offering products that use radiofrequency energy to ablate soft tissue, we also compete against companies developing, manufacturing and marketing alternative therapies that address both cancerous and benign tumors. If these alternative therapies prove to offer treatment options that are superior to our system, physician adoption of our products could be negatively affected and our revenues could decline.

We are currently involved in a patent interference action and a patent opposition action involving RadioTherapeutics Corporation and if we do not prevail in these actions, we may be unable to sell the RITA system.

   In July 1999, the United States Patent and Trademark Office declared an interference involving us, which was provoked by RadioTherapeutics Corporation, a competitor of ours, in which the validity of a patent claim previously issued to us is being called into question. The claim being questioned is one of a number of issued patent claims that cover the curvature of the array at the tip of our disposable devices. We believe that the inventor named in our patent was the first to invent this subject matter. RadioTherapeutics believes they invented this curvature first. In March 2000, RadioTherapeutics Corporation filed an opposition to our European Patent No. 0777445. This patent also covers the curvature of the array at the tip of our disposable devices. In this opposition, the validity of our issued patent is being questioned. Final resolution of these matters is not expected for several years.

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

   We are aware of the existence of patents held by competitors in our market, which could result in a patent lawsuit against us. In the event that we are subject to a patent infringement lawsuit and if the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign our system, we may be prevented from selling our system and our business could suffer.

You may have a difficult time evaluating our company as an investment because we have a limited operating history.

   You can only evaluate our business based on a limited operating history because we began selling the RITA system in 1997. This short history may not be adequate to enable you to fully assess our ability to achieve market acceptance of our products and respond to competition.

Our dependence on international revenues, which account for a significant portion of our revenues, could harm our business.

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

   . significant currency fluctuations, which could cause our distributors to reduce the number of products they purchase from us because the cost of our products to them could increase relative to the price they could charge their customers;

   . reduced protection of intellectual property rights in some foreign countries; and

   . contractual provisions governed by foreign laws.

We are substantially dependent on two distributors in our international markets, and if we lose either distributor or are unable to attract additional distributors, our international and total revenues could decline.

   We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. It accounted for 55 percent of our international revenues for the nine months ended September 30, 2000 and 63 percent of our international revenues in fiscal 1999. M.D.H.s.r.l. Forniture Ospedaliere, which is our distributor in Italy, accounted for 18 percent of our international revenues for the nine months ended September 30, 2000 and 22 percent of our international revenues for fiscal 1999. Because international revenues accounted for 60 percent of our total revenues for the nine months ended September 30, 2000 and these two distributors represented 73 percent of that total, the loss of either distributor could cause revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

Our relationships with third-party distributors could negatively affect our sales.

   We sell our products in international markets through third-party distributors over whom we have limited control, and, if they fail to adequately support our products, our sales could decline. If our distributors or we terminate our existing agreements, finding companies to replace them could be an expensive and time-consuming process and sales could decrease during any transition period.

Any failure to build and manage our direct sales organization may negatively affect our revenues.

   We are currently building a direct sales force in the United States and if we do not expand our sales force over the next twelve months, we may not achieve our revenue growth goals. There is intense competition for skilled sales and marketing employees, especially for people who have experience selling disposable devices and generators to the physicians in our target market, and we may be unable to hire skilled individuals to sell our products. Any inability to build our direct sales force could negatively impact our growth.

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

   One third-party supplier currently manufactures, to our specifications, one of the generators we sell. There is only one other third-party contractor who we have used who could readily assume this manufacturing function. Two third-party suppliers produce our second-generation generator. We have agreements with both of these suppliers. Any delay in shipments of generators to us could result in our failure to ship generators to customers and could negatively affect revenues.

Complying with the FDA and other domestic and international regulatory authorities is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

   We are subject to a host of federal, state, local and international regulations regarding the manufacture and marketing of our products. In particular, our failure to comply with FDA regulations could result in, among other things, seizures or recalls of our products, an injunction, substantial fines and/or criminal charges against our employees and us. The FDA's medical device reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction recurred. As of September 30, 2000, we had filed eight medical device reports with the FDA related to skin burns caused by a ground pad primarily due to placement, one report related to an arterial bleed caused by improper needle placement and one report related to an abscess which resulted from the large volume of ablated tissue. We believe that none of these incidents were attributed to a device malfunction. None of these incidents resulted in permanent injury or death.

   Sales of our products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer than that required for FDA approval or clearance, and requirements for foreign licensing may differ from FDA requirements. For example, some of our new products have not received approval in Japan. Any failure to obtain necessary regulatory approvals for our new products in foreign countries could negatively affect revenues.

Product introductions or modifications may be delayed or canceled as a result of the FDA regulatory process which could cause our revenues to be below expectations.

   Unless we are exempt, we must obtain the appropriate FDA approval or clearance before we can sell a new medical device in the United States. This can be a lengthy and time-consuming process. To date, all of our products have received clearances from the FDA through premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act. However, if the FDA requires us to submit a new premarket notification under Section 510(k) for modifications to our existing products, or if the FDA requires us to go through a lengthier, more rigorous examination than we now expect, our product introductions or modifications could be delayed or canceled which could cause our revenues to be below expectations. The FDA may determine that future products will require the more costly, lengthy and uncertain premarket approval process. In addition, modifications to medical device products cleared via the 510(k) process may require a new 510(k) submission. We have made minor modifications to our system. Using the guidelines established by the FDA, we have determined that these modifications do not require us to file new 510(k) submissions. If the FDA disagrees with our determinations, we may not be able to sell the RITA system until the FDA has cleared new 510(k) submissions for these modifications. In addition, we intend to request additional label indications, such as approvals or clearances for the ablation of tumors in additional organs, including lung, bone and breast, for our current products. The FDA may either deny these requests outright, require additional extensive clinical data to support any additional indications or impose limitations on the intended use of any cleared
product as a condition of approval or clearance.   Therefore, obtaining
necessary approvals or clearances for these additional applications could be an expensive and lengthy process.

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

We may need to raise additional capital in the future resulting in dilution to our stockholders.

   We may need to raise additional funds for our business operations and to execute our business strategy. We may seek to sell additional equity or debt securities or to obtain an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights that are senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval.

   Because our executive officers and directors, and their respective affiliates, own approximately 30 percent of our outstanding common stock, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a change in control.

Our certificate of incorporation and Delaware law contain provisions that could discourage a takeover or prevent or delay a merger that stockholders believe is favorable for the company.

   Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

   . authorize the issuance of preferred stock, which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

   . provide for a classified board of directors; and

   . prohibit stockholder action by written consent.

   In addition, the provisions of Section 203 of Delaware General Corporate Law govern us. These provisions may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or combining with us. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

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

Item 2.   Changes in Securities and Use of Proceeds

     On July 26, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-36160) was declared effective by the Securities and Exchange Commission, pursuant to which 3,600,000 shares of our Common Stock were sold on August 1, 2000 for the account of the Company at a price of $12.00 per share, generating aggregate gross proceeds of $43.2 million before payment of underwriting discounts and commissions and transaction expenses. The managing underwriters were Salomon Smith Barney and Robertson Stephens. After deducting approximately $3.0 million in underwriting discounts and commissions and an estimated $1.2 million in other transaction expenses, the net proceeds of the offering were approximately $39.0 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The net proceeds of the offering have been invested in short-term, investment grade interest bearing securities. We intend to use such proceeds to expand sales, marketing and physician and patient awareness and education programs, to continue product development and clinical research programs, to repay debt and to fund general corporate purposes, including working capital. As of September 30, 2000, we had applied the estimated aggregated net proceeds of $39.0 million from our initial public offering as follows:

          Temporary investments:  $36.0 million

          Repayment of term loans:  $3.0 million

Item 3.   Defaults Upon Senior Securities. Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5.   Other Information. Not applicable.

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

                                     RITA MEDICAL SYSTEMS, INC.


                                     By: /s/ Marilynne Solloway
                                         ----------------------
                                         Marilynne Solloway
                                         Chief Financial Officer and Vice
                                         President, Finance and Administration

Date:  November 14, 2000

                                 EXHIBIT INDEX
                                 -------------


27.1   Financial Data Schedule.