Form 10-Q
period 2001-03-31
RITA MEDICAL SYSTEMS INC
filed 2001-05-11
CIK 1056421

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from _____ to _____

                        Commission file number 333-36160


================================================================================
                           RITA MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     94-3199149
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                                    Yes[X]   No[_]


   As of April 25, 2001, there were 14,361,810 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

                                                                                                                         Page
                                                                                                                      -----------
PART I. FINANCIAL INFORMATION
Item 1.              Financial Statements (unaudited).
                           Condensed Balance Sheets - March 31, 2001 and                                                   3
                               December 31, 2000
                     Condensed Statements of Operations - Three months                                                     4
                           ended March 31, 2001 and 2000
                     Condensed Statements of Cash Flows - Three months                                                     5
                           ended March 31, 2001 and 2000
                     Notes to Condensed Financial Statements                                                               6
Item 2.              Management's Discussion and Analysis of Financial Condition and                                       8
                     Results of Operations.
Item 3.              Quantitative and Qualitative Disclosures About Market Risk.                                          16

PART II. OTHER INFORMATION

   Item 1.           Legal Proceedings.                                                                                   16
   Item 2.           Changes in Securities and Use of Proceeds.                                                           16
   Item 3.           Defaults Upon Senior Securities.                                                                     17
   Item 4.           Submission of Matters to a Vote of Security Holders.                                                 17
   Item 5.           Other Information.                                                                                   17
   Item 6.           Exhibits and Reports on Form 8-K.                                                                    17

SIGNATURES                                                                                                                18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          RITA MEDICAL SYSTEMS, INC.

                           CONDENSED BALANCE SHEETS

                           (In thousands, unaudited)

                                                              March 31,      December 31,
                                                                2001             2000
                                                                ----             ----
Assets
Current assets:
      Cash and cash equivalents...........................      $19,946         $ 12,676
      Marketable securities...............................       16,765           27,381
      Accounts receivable, net............................        3,233            2,437
      Inventories, net....................................        1,678            1,638
      Prepaid assets and other current assets.............          743              823
                                                                -------         --------
          Total current assets............................       42,365           44,955
Property and equipment, net...............................        1,221            1,255
Other assets..............................................           59               60
                                                                -------         --------
          Total assets....................................      $43,645         $ 46,270
                                                                =======         ========
Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable....................................      $   689         $    425
      Accrued liabilities.................................        1,736            1,895
      Current portion of long term obligations............          649            1,123
                                                                -------         --------
          Total current liabilities.......................        3,074            3,443
Long term obligations.....................................          112              180
                                                                -------         --------
          Total liabilities...............................        3,186            3,623
                                                                -------         --------
Contingency (Note 4)

Stockholders' equity
      Common stock, $0.001 par value......................           14               14
      Additional paid-in capital..........................       88,365           88,421
      Deferred stock compensation.........................       (3,293)          (4,202)
      Receivable from stockholders........................         (125)            (164)
      Accumulated other comprehensive income..............           55               13
      Accumulated deficit.................................      (44,557)         (41,435)
                                                                -------         --------

          Total stockholders' equity......................       40,459           42,647
                                                                -------         --------
          Total liabilities and stockholders' equity......      $43,645         $ 46,270
                                                                =======         ========

                             See accompanying notes

                          RITA MEDICAL SYSTEMS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

               (In thousands, except per share data, unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                           ------------------
                                                                            2001       2000
                                                                            ----       ----
Sales.................................................................     $ 3,304    $ 1,841
Cost of goods sold....................................................       1,769      1,182
                                                                           -------    -------
    Gross profit......................................................       1,535        659
                                                                           -------    -------
Operating expenses
  Research and development............................................       1,466      1,631
  Selling, general and administrative.................................       3,747      2,641
                                                                           -------    -------
    Total operating expenses..........................................       5,213      4,272
                                                                           -------    -------
Loss from operations..................................................      (3,678)    (3,613)
Interest income and other expense, net................................         556         35
                                                                           -------    -------
Net loss..............................................................     $(3,122)   $(3,578)
                                                                           =======    =======
Net loss per share, basic and diluted.................................     $ (0.22)   $ (3.52)
                                                                           =======    =======
Shares used in computing basic and diluted net loss per share.........      14,167      1,017

                             See accompanying notes

                          RITA MEDICAL SYSTEMS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

                           (In thousands, unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     ------------------
                                                                                      2001        2000
                                                                                      ----        ----
Operating activities:
Net loss........................................................................    $ (3,122)   $ (3,578)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..............................................         244         172
     Amortization of stock-based compensation...................................         496       1,557
     Allowance for doubtful accounts............................................           9           9
     Allowance for inventory reserve............................................         242           8
     Changes in operating assets and liabilities
        Accounts receivable.....................................................        (804)       (294)
        Inventory...............................................................        (283)        (46)
        Prepaid and other current assets........................................          80         (99)
        Accounts payable and accrued liabilities................................         105          (2)
                                                                                    --------    --------
           Net cash used in operating activities................................      (3,033)     (2,273)
                                                                                    --------    --------
Cash flows from investing activities:
     Purchases of property and equipment........................................        (207)          -
     Purchases of short term investments........................................      (5,243)       (707)
     Maturities of short term investments.......................................      15,901       3,556
     Notes receivable and other assets..........................................           1           2
                                                                                    --------    --------
           Net cash provided by investing activities............................      10,452       2,851
                                                                                    --------    --------
Cash flows from financing activities:
     Proceeds from issuance of common stock.....................................         396         174
     Proceeds from borrowings of long term debt.................................           -       1,500
     Proceeds from revolving term loan..........................................          22         470
     Payments on revolving term loan............................................        (500)          -
     Payments on capital lease obligations......................................         (67)        (17)
                                                                                    --------    --------
           Net cash provided by (used in) financing activities..................        (149)      2,127
                                                                                    --------    --------
Net increase in cash and cash equivalents.......................................       7,270       2,705
Cash and cash equivalents at beginning of period................................      12,676       7,067
                                                                                    --------    --------
Cash and cash equivalents at end of period......................................     $19,946     $ 9,772
                                                                                     =======     =======

                             See accompanying notes

                          RITA MEDICAL SYSTEMS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

1.   Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared by RITA Medical Systems, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2000 and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. However, interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2000 contained in the Company's annual report on Form 10-K.

2.   Net loss per share

          Basic earnings (loss) per share figures are calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share figures include the dilutive effect of common stock equivalents consisting of stock options, warrants, shares subject to repurchase and shares issuable upon conversion of preferred stock provided that the inclusion of such common stock equivalents is not antidilutive. For the three months ended March 31, 2001 and March 31, 2000, the Company has excluded potentially dilutive securities from earnings per share computations as they have an antidilutive effect due to the Company's net losses. The following weighted options and warrants (prior to application of the treasury stock method), convertible preferred shares (on an as-if-converted method) and common shares subject to repurchase were so excluded (in thousands):

                                                           Three months ended
                                                                March 31,
                                                                ---------
                                                            2001           2000
                                                            ----           ----

          Options and warrants.....................         2,194          1,935
          Convertible preferred stock..............             -          8,934
          Common shares subject to repurchase......            74             34
                                                            -----         ------
                                                            2,268         10,903
                                                            =====         ======

       The reconciliation of total outstanding common shares to shares used in determining net loss per share is as follows (in thousands):

                                                           Three months ended
                                                                March 31,
                                                                ---------
                                                             2001        2000
                                                             ----        ----

          Weighted average shares of common
           stock outstanding.......................         14,241       1,051
          Less:  weighted-average shares
           subject to repurchase...................             74          34
                                                            ------       -----
          Weighted average shares used in
           basic and diluted net loss per share....         14,167       1,017
                                                            ======       =====

3.   Inventories (in thousands)

                                                      March 31,     December 31,
                                                        2001            2000
                                                       -----            ----
               Raw materials.......................    $  425           $  404
               Work-in-process.....................       103              203
               Finished goods......................     1,151            1,031
                                                       ------           ------
                                                       $1,679           $1,638
                                                       ======           ======

4.   Contingency

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

  Our products are sold in the United States through our direct sales force and internationally through distribution partners. For the three months ended March 31, 2001, sales in the United States accounted for 48% of our total sales while sales in our international markets accounted for 52% of our total sales. We expect that a significant portion of our revenue will continue to come from international operations because of the high incidence of primary liver cancer in Asian and European markets.

  All of our revenue is derived from the sale of our disposable devices and radiofrequency generators. For the three months ended March 31, 2001, 73% of our sales were derived from our disposable devices and 27% were derived from the sale of our generators. Placement of generators at hospitals is necessary for customers to use our disposable devices, and we continue to focus on expanding our base of customer accounts. We are also continuing to focus on increasing usage of our disposable products at our established accounts, and we expect that a significant proportion of our revenues will continue to be derived from the sale of our higher-margin disposable devices.

  Our manufacturing costs consist of raw materials, including generators produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Gross margins are affected by production volumes and average selling prices. In addition, margins are affected by the sales mix of disposable devices versus generators, the mix of domestic direct sales versus international sales, which provide for standard distributor discounts, and our regular provisions for obsolete or obsolescent inventory.

  For the three months ended March 31, 2001, 28% of our operating expenses were related to research and development activities, while 72% of our operating expenses were related to selling, general and administrative activities. We expect to continue to devote significant resources to product development and clinical research programs. We also expect to continue to devote the majority of our operating expenses to selling, general and administrative activities, particularly to our sales and marketing efforts. These efforts include the selective expansion of our domestic sales force and our international distribution support activities as well as physician training and patient awareness programs.

  In connection with grants of stock options to employees and non-employees, we record deferred stock-based compensation as a component of stockholders' equity. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred
compensation of $0.5 million for the three months ended March 31, 2001.   We
expect to record additional amortization expense for deferred compensation in future periods.

  We incurred net losses of $3.1 million for the three months ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of $44.6 million. Due to the high costs associated with continued research and development programs, expanded clinical research programs and increased sales and marketing efforts, we expect to continue to incur net losses for the near future.

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

Results of Operations

  Sales increased 79% to $3.3 million for the quarter ended March 31, 2001 from $1.8 million for the quarter ended March 31, 2000. We saw growth in both domestic and international markets, with domestic sales increasing by 219% and international sales up by 28% over the comparable prior year period. We experienced growth in sales of our disposable products and our generators, with disposable sales increasing by 109% and generator sales increasing by 30% over the comparable prior year period. Higher unit shipments of generators and disposables resulted from increased physician awareness of our technology, expansion of our domestic sales force, increased geographical representation through the appointment of new international distributors and the launch of our next-generation Model 1500 generator and StarBurst XL disposable devices.

  Cost of goods sold for the quarter ended March 31, 2001 was $1.8 million as compared to $1.2 million for the corresponding period in 2000. The growth in cost of goods sold was attributable primarily to higher material, labor, and overhead costs associated with increased unit shipments, although a $0.2 million charge to our inventory reserves also contributed to the increase. Charges for amortization of deferred stock-based compensation were higher as well, totaling $0.2 million for the three-month period ended March 31, 2001, compared to $0.1 million in the corresponding period in 2000.

  Research and development expenses for the three months ended March 31, 2001 were $1.5 million as compared to $1.6 million for the corresponding period in 2000. This decrease was attributable to reduced charges for amortization of deferred stock-based compensation, which totaled $0.1 million for the quarter ended March 31, 2001, compared to $0.3 million in the corresponding period in 2000. Our clinical program spending increased as we continue to investigate new applications for our technology. Expenses incurred during the quarter for new technology development and protection of our patent portfolio remained essentially flat when compared to expenses in the first quarter of 2000.

  Selling, general and administrative expenses for the three months ended March 31, 2001 were $3.7 million as compared to $2.6 million in the corresponding period in 2000. The increase resulted from the major expansion of our domestic sales organization, increased administrative expenses due to added personnel to support our growth in operations and additional costs associated with our operation as a public company. However, amortization charges of deferred stock-based compensation were lower, totaling $0.2 million in the three-month period ended March 31, 2001 as compared to $1.1 million for the corresponding period in 2000.

  Interest income, net of interest expense, was $0.6 million for the three months ended March 31, 2001 as compared to $35,000 in the corresponding period of 2000. The change was primarily attributable to earnings on short-term investments made with cash received from our initial public offering of common shares, completed in the third quarter of 2000.


Liquidity and Capital Resources

  Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of
3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. To a lesser extent, we also financed our operations through equipment financing and other loans, which totaled $0.4 million in principal outstanding at March 31, 2001. As of March 31, 2001, we had $19.9 million of cash and cash equivalents, $16.8 million of marketable securities and $39.3 million of working capital.

  For the three months ended March 31, 2001, net cash used in operating activities was $3.0 million principally due to our net loss and increases in accounts receivable and inventory resulting from higher revenues and increased unit shipments. Our investing activities for this period were limited to the purchase of property and equipment in the amount of $0.2 million and net purchases or sales of short-term investment instruments. Net cash used by financing activities in the first quarter of 2001 was $0.1 million, due to $0.5 million in debt reduction partially offset by proceeds from the issuance of common shares.

  Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, marketing and administration as well as working capital to support business growth. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for at least the next 18 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to the Company and our stockholders.

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

  We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, clinical research and product development efforts. To become profitable, we must continue to increase our sales. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. Historically, we have never shown a profit for any year or quarterly reporting period, and our accumulated deficit stands at $44.6 million as of March 31, 2001.

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

  Because our future profitability will depend in part on our ability to grow product sales in international markets, we are exposed to risks specific to business operations outside the United States. These risks include:

- the challenge of managing international sales without direct access to the end customer;

- the risk of inventory build-up by our distributors which could negatively impact sales in future periods;

- obtaining reimbursement for procedures using our devices in some foreign markets;

- the burden of complying with complex and changing foreign regulatory requirements;

-  longer accounts receivable collection time;

- significant currency fluctuations, which could cause our distributors to reduce the number of products they purchase from us because the cost of our products to them could increase relative to the price they could charge their customers;

- reduced protection of intellectual property rights in some foreign countries; and

-  contractual provisions governed by foreign laws.

We are substantially dependent on two distributors in our international markets, and if we lose either distributor or if either distributor significantly reduces their product demand, our international and total revenues could decline.

  We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. It accounted for 24 percent of our international revenues for the three months ended March 31, 2001 and 48 percent of our international revenues in 2000. M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, accounted for 33 percent of our international revenues for the three months ended March 31, 2001 and 17 percent of our international revenues for 2000. Because international revenues accounted for 52 percent of our total revenues for the three months ended March 31, 2001 and these two distributors represented 57 percent of that total, the loss of either distributor or a significant decrease in unit purchases by either distributor could cause revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

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

  We manufacture medical devices that are used on patients in both minimally invasive and open surgical procedures and, as a result, we may be subject to product liability lawsuits. To date, we have not been subject to a product liability claim; however, any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we could have to pay any amount awarded by a court in excess of policy limits. Finally, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend and could result in the diversion of management's attention from managing our core business.

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

  Our stock price may fluctuate for a number of reasons including:

- failure of the public market to support the valuation established in our initial public offering;

-  our ability to successfully commercialize our products;

- announcements regarding patent litigation or the issuance of patents to us or our competitors;

-  quarterly fluctuations in our results of operations;

-  announcements of technological or competitive developments;

-  regulatory developments regarding us or our competitors;

-  acquisitions or strategic alliances by us or our competitors;

- changes in estimates of our financial performance or changes in recommendations by securities analysts; and

- general market conditions, particularly for companies with small market capitalizations.

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

  Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

- authorize the issuance of preferred stock, which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

-   provide for a classified board of directors; and

-   prohibit stockholder action by written consent.

   In addition, the provisions of Section 203 of Delaware General Corporate Law govern us. These provisions may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or combining with us. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Our market risk disclosures have not changed significantly from those set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filing dated March 27, 2001.

PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings.

  We are not currently subject to any material legal proceedings, other than the patent disputes described in "Risk Factors--We are currently involved in a patent interference action and a patent opposition action involving RadioTherapeutics Corporation, and if we do not prevail in these actions, we may be unable to sell the RITA System." The patent interference proceeding is pending before the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office. On July 16, 1999 the United States Patent and Trademark Office declared interference between a claim of one of our issued patents and claims of a patent application controlled by RadioTherapeutics Corporation. The principal parties in the proceeding are RadioTherapeutics and RITA. The factual basis underlying the claim is the determination by the commissioner of the United States Patent and Trademark Office that our patent and the RadioTherapeutics patent application interfere. In the interference proceeding, RadioTherapeutics seeks to invalidate our patent claim and to establish the patentability of the claims in their patent application. We seek to maintain the priority of our patent claim. On February 26, 2001, the USPTO issued a decision on preliminary motions filed in the patent interference proceeding. The decision found that one of the claims in our United States Patent No. 5,536,267 (claim no. 32) is invalid. We expect to receive final confirmation of that decision later this year. The European opposition is pending before the European Patent Office and was instituted on March 2, 2000. The principal parties are RadioTherapeutics and RITA. The factual basis underlying the claim is the allegation by RadioTherapeutics that our European patent is not valid. In the opposition, RadioTherapeutics seeks to have our patent declared invalid and to have our patent cancelled. We are defending our patent and seek to defend it as issued. In addition to these patent proceedings, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2.   Changes in Securities and Use of Proceeds

     During the quarter ended March 31, 2001, we issued 52,591 shares through the net issue exercise of a warrant to purchase 85,091 shares of common stock, which exercise was effected at the rate of .618 shares of common stock for each one share of common stock underlying the warrant. This issuance of common shares was made in reliance upon Section 4(2) of the Securities Act.

     On July 26, 2000, we completed our initial public offering of 3,600,000 common shares at a price of $12.00 per share, raising approximately $39.0 million net of underwriting discounts, commissions and other offering costs.
The managing underwriters were Salomon Smith Barney and Robertson Stephens. We intend to use the proceeds of the offering to expand sales, marketing, physician and patient awareness programs, to continue product development and clinical research programs, to repay debt and to fund general corporate purposes including working capital. Additionally, we may use the proceeds of the offering to fund the acquisition of complementary businesses, products or technologies, although there are no current agreements or negotiations with respect to any specific transaction.

     As of March 31, 2001, we had applied $20.8 million of the $39.0 million in net proceeds from our offering as follows:

                                                                Approximate Dollar Amount
                          Use                                         (in millions)
------------------------------------------------------------------------------------------------
Permanent working capital                                                 $ 5.0
------------------------------------------------------------------------------------------------
Repayment of term loans and other debt                                    $ 4.0
------------------------------------------------------------------------------------------------
Sales, marketing, research and clinical programs and                      $11.8
 general corporate purposes
------------------------------------------------------------------------------------------------
TOTAL:                                                                    $20.8
------------------------------------------------------------------------------------------------


Item 3.   Defaults Upon Senior Securities. Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5.   Other Information. Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits: Not applicable.

     (b)  Reports on Form 8-K: Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RITA MEDICAL SYSTEMS, INC.


                                     By: /s/ Donald Stewart
                                         ------------------
                                     Donald Stewart
                                     Chief Financial Officer and Vice
                                     President, Finance and Administration

Date:  May 11, 2001