Form 10-Q
period 2001-06-30
RITA MEDICAL SYSTEMS INC
filed 2001-08-08
CIK 1056421

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____ to _____

                        Commission file number 333-36160

================================================================================

                           RITA MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                          94-3199149
(State or other jurisdiction of incorporation               (I.R.S. Employer
         or organization)                                  Identification No.)

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

                                 Yes |X| No |_|

         As of July 31, 2001, there were 14,414,345 shares of the registrant's Common Stock outstanding.

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (unaudited).
             Condensed Balance Sheets - June 30, 2001 and                    3
               December 31, 2000
             Condensed Statements of Operations - Three months               4
               and six months ended June 30, 2001 and 2000
             Condensed Statements of Cash Flows - six months                 5
               ended June 30, 2001 and 2000
             Notes to Condensed Financial Statements                         6
  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                       8
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.       16

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.                                                16
  Item 2. Changes in Securities and Use of Proceeds.                        16
  Item 3. Defaults Upon Senior Securities.                                  17
  Item 4. Submission of Matters to a Vote of Security Holders.              17
  Item 5. Other Information.                                                18
  Item 6. Exhibits and Reports on Form 8-K.                                 18

SIGNATURES                                                                  19

EXHIBIT INDEX                                                               20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                           RITA MEDICAL SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                            (In thousands, unaudited)

                                                  June 30,        December 31,
                                                    2001              2000
                                                    ----              ----
Assets
Current assets:
  Cash and cash equivalents ..................... $ 17,199          $ 12,676
  Marketable securities .........................   16,069            27,381
  Accounts receivable, net ......................    4,083             2,437
  Inventories, net ..............................    1,498             1,638
  Prepaid assets and other current assets .......      921               823
                                                  --------          --------
     Total current assets .......................   39,770            44,955
Property and equipment, net .....................    1,407             1,255
Other assets ....................................       57                60
                                                  --------          --------
     Total assets ............................... $ 41,234          $ 46,270
                                                  ========          ========


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .............................. $    884          $    425
  Accrued liabilities ...........................    1,966             1,895
  Current portion of long term obligations ......      268             1,123
                                                  --------          --------
     Total current liabilities ..................    3,118             3,443
Long term obligations ...........................       69               180
                                                  --------          --------
     Total liabilities ..........................    3,187             3,623
                                                  --------          --------

Contingency (Note 4)

Stockholders' equity
  Common stock, $0.001 par value ................       14                14
  Additional paid-in capital ....................   88,474            88,421
  Deferred stock compensation ...................   (2,797)           (4,202)
  Receivable from stockholders ..................     (128)             (164)
  Accumulated other comprehensive income ........       34                13
  Accumulated deficit ...........................  (47,550)          (41,435)
                                                  --------          --------
     Total stockholders' equity .................   38,047            42,647
                                                  --------          --------
     Total liabilities and stockholders' equity . $ 41,234          $ 46,270
                                                  ========          ========

                             See accompanying notes

                           RITA MEDICAL SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                (In thousands, except per share data, unaudited)

                                            Three Months Ended      Six Months Ended
                                                  June 30,               June 30,
                                            ------------------     ------------------
                                              2001      2000         2001      2000
                                              ----      ----         ----      ----

Sales .................................... $ 3,769   $ 2,427       $ 7,073  $ 4,268
Cost of goods sold .......................   1,670     1,494         3,439    2,676
                                           -------   -------       -------   -------
  Gross profit ...........................   2,099       933         3,634    1,592
                                           -------   -------       -------   -------

Operating expenses
  Research and development ...............   1,744     1,442         3,210    3,073
  Selling, general and administrative ....   3,776     2,683         7,523    5,324
                                           -------   -------       -------  -------
    Total operating expenses .............   5,520     4,125        10,733    8,397
                                           -------   -------       -------  -------

Loss from operations .....................  (3,421)   (3,192)       (7,099)  (6,805)

Interest income and other expense, net ...     428       (15)          984       20
                                           -------   -------       -------  -------

Net loss ................................. $(2,993)  $(3,207)      $(6,115) $(6,785)
                                           =======   =======       =======  =======


Net loss per share, basic and diluted .... $ (0.21)  $ (2.79)      $ (0.43) $ (6.26)
                                           =======   =======       =======  =======

Shares used in computing basic and diluted
net loss per share .......................  14,320     1,150        14,244    1,083

                             See accompanying notes

                           RITA MEDICAL SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                            (In thousands, unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                          2001         2000
                                                          ----         ----
Operating activities:
Net loss .............................................. $(6,115)     $(6,785)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization .......................     441          399
  Amortization of stock-based compensation ............   1,020        2,937
  Allowance for doubtful accounts .....................      62           22
  Allowance for inventory reserve .....................     224          (29)
  Changes in operating assets and liabilities
     Accounts receivable ..............................  (1,708)        (815)
     Inventory ........................................     (84)        (171)
     Prepaid and other current assets .................     (98)         (50)
     Accounts payable and accrued liabilities .........     530         (181)
                                                        -------      -------
       Net cash used in operating activities ..........  (5,728)      (4,673)
                                                        -------      -------

Cash flows from investing activities:
  Purchase of property and equipment ..................    (588)        (123)
  Purchases of short term investments .................  (8,806)      (1,210)
  Maturities of short term investments ................  20,140        3,556
  Notes receivable and other assets ...................       2            3
                                                        -------      -------
       Net cash provided by investing activities ......  10,748        2,226
                                                        -------      -------

Cash flows from financing activities:
  Proceeds from issuance of common stock ..............     474          224
  Proceeds from borrowings of long term debt ..........       -        1,500
  Proceeds from revolving term loan ...................      25          604
  Payments on revolving term loan .....................    (858)         (65)
  Payments on capital lease obligations ...............    (138)        (124)
                                                        -------      -------
       Net cash provided by financing activities ......    (497)       2,139
                                                        -------      -------
Net increase in cash and cash equivalents .............   4,523         (308)
Cash and cash equivalents at beginning of period ......  12,676        7,067
                                                        -------      -------
Cash and cash equivalents at end of period ............ $17,199      $ 6,759
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

2.  Net loss per share

       Basic earnings (loss) per share figures are calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share figures include the dilutive effect of common stock equivalents consisting of stock options, warrants, shares subject to repurchase and shares issuable upon conversion of preferred stock provided that the inclusion of such common stock equivalents is not antidilutive. For the three months ended June 30, 2001 and June 30, 2000, and for the six months ended June 30, 2001 and June 30, 2000, the Company has excluded potentially dilutive securities from earnings per share computations as they have an antidilutive effect due to the Company's net losses. The following weighted options and warrants (prior to application of the treasury stock method), convertible preferred shares (on an as-if-converted method) and common shares subject to repurchase were so excluded (in thousands):


                                             Three months ended          Six months ended
                                                   June 30,                   June 30,
                                                   --------                   --------
                                               2001        2000           2001       2000
                                               ----        ----           ----       ----

  Options and warrants ....................   2,440       2,138          2,318      2,036
  Convertible preferred stock .............       -       8,805              -      8,805
  Common shares subject to repurchase .....      74          98             74         66
                                              -----      ------          -----     ------
                                              2,514      11,041          2,392     10,907
                                              =====      ======          =====     ======

       The reconciliation of total outstanding common shares to shares used in determining net loss per share is as follows (in thousands):


                                                                         Three months ended          Six months ended
                                                                              June 30,                   June 30,
                                                                              --------                   --------
                                                                            2001       2000            2001       2000
                                                                           -----      -----           -----      ----

  Weighted average shares of common stock outstanding ..................  14,394      1,248          14,318     1,149
  Less:  weighted-average shares subject to repurchase .................      74         98              74        66
                                                                          ------      -----          ------     -----
  Weighted average shares used in basic and diluted
    net loss per share .................................................  14,320      1,150          14,244     1,083
                                                                          ======      =====          ======     =====

3. Inventories (in thousands)

                                                      June 30,    December 31,
                                                        2001          2000
                                                        ----          ----
          Raw materials ...........................   $  312        $  404
          Work-in-process .........................      112           203
          Finished goods ..........................    1,074         1,031
                                                      ------        ------
                                                      $1,498        $1,638
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

     Our products are sold in the United States through our direct sales force and internationally through distribution partners. For the three months ended June 30, 2001, sales in the United States accounted for 46% of our total sales while sales in our international markets accounted for 54% of our total sales. The percentage of our revenues from international markets has decreased in 2001 as reimbursement concerns in Europe and Japan have slowed the growth of our business in these markets. We expect this trend to continue through the balance of 2001 and 2002. Longer term, we expect that a significant portion of our revenue will continue to come from international operations because of the high incidence of primary liver cancer in Asian and European markets.

     All of our revenue is derived from the sale of our disposable devices and radiofrequency generators. For the three months ended June 30, 2001, 78% of our sales were derived from our disposable devices and 22% were derived from the sale of our generators. Placement of generators at hospitals is necessary for customers to use our disposable devices, and we continue to focus on expanding our base of customer accounts. We are also continuing to focus on increasing usage of our disposable products at our established accounts, and we expect that a significant proportion of our revenues will continue to be derived from the sale of our higher-margin disposable devices.

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

     For the three months ended June 30, 2001, 32% of our operating expenses were related to research and development activities, while 68% of our operating expenses were related to selling, general and administrative activities. We expect to continue to devote significant resources to product development and clinical research programs. We also expect to continue to devote the majority of our operating expenses to selling, general and administrative activities, particularly to our sales and marketing efforts. These efforts include the selective expansion of our domestic sales force and our international distribution support activities as well as physician training and patient awareness programs.

     In connection with grants of stock options to employees and non-employees, we record deferred stock-based compensation as a component of stockholders' equity. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred compensation of $0.5 million for the three months ended June 30, 2001. We expect to record additional amortization expense for deferred compensation in future periods.

     We incurred net losses of $3.0 million for the three months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of $47.6 million. Due to the high costs associated with continued research and development programs, expanded clinical research programs and increased sales and marketing efforts, we expect to continue to incur net losses for the balance of 2001 and for the year 2002.

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

Results of Operations

Three months ended June 30, 2001 and 2000

     Sales increased 55% to $3.8 million for the quarter ended June 30, 2001 from $2.4 million for the quarter ended June 30, 2000. We saw growth in both domestic and international markets, with domestic sales increasing by 78% and international sales up by 40% over the comparable prior year period. Sales of our disposable products totaled $2.9 million for the quarter, an increase of 100% over the comparable prior year period. Higher unit shipments of disposable products resulted from increased physician awareness of our technology, expansion of our domestic sales force and increased geographical representation through the appointment of new international distributors. Also, average selling prices of disposable products benefited from the increasing proportion of domestic business in our sales mix. Generator sales for the quarter were 14% lower than sales in the second quarter of 2000, but generator volume in the second quarter of 2000 was unusually high due to the introduction of our Model 1500 generator.

     Cost of goods sold for the quarter ended June 30, 2001 was $1.7 million compared to $1.5 million for the quarter ended June 30, 2000. The growth in cost of goods sold was attributable primarily to higher material, labor, and overhead costs associated with increased unit shipments. Charges to cost of goods sold for amortization of deferred stock-based compensation were $0.1 million for the period compared to $0.3 million for the corresponding period in 2000.

     Research and development expenses for the quarter ended June 30, 2001 were $1.7 million compared to $1.4 million for the corresponding period in 2000. This increase was attributable to new product development charges and increased activity in clinical programs investigating new applications for our technology. Charges to research and development expense for amortization of deferred stock-based compensation were $0.1 million for the period compared to $0.3 million for the corresponding period in 2000.

     Selling, general and administrative expenses for the quarter ended
June 30, 2001 were $3.8 million as compared to $2.7 million in the corresponding period in 2000. The increase resulted from the major expansion of our domestic sales organization, increased administrative expenses due to added personnel to support our growth in operations and additional costs associated with our operation as a public company. Charges to selling, general and administrative expense for amortization of deferred stock-based compensation were $0.3 million for the period compared to $0.8 million for the corresponding period in 2000.

     Interest income, net of interest expense, was $0.4 million for the quarter ended June 30, 2001 compared to $15,000 of net expense in the corresponding period of 2000. The change was primarily attributable to earnings on short-term investments made with cash received from our initial public offering of common shares, completed in the third quarter of 2000.

Six months ended June 30, 2001 and 2000

     Sales increased 66% to $7.1 million for the six months ended June 30, 2001 from $4.3 million for the six months ended June 30, 2000. We saw growth in both domestic and international markets, with domestic sales increasing by 125% and international sales up by 34% over the comparable prior year period. Sales of our disposable products totaled $5.4 million for the first six months of 2001, an increase of 104% over the comparable prior year period, while generator sales increased 5%. Higher unit shipments of disposable products resulted from increased physician awareness of our technology, expansion of our domestic sales force and increased geographical representation through the appointment of new international distributors. Also, average selling prices of disposable products benefited from the increasing proportion of domestic business in our sales mix. Generator volume for the first six months of 2001 was essentially flat with that of the comparable prior year period.

     Cost of goods sold for the six months ended June 30, 2001 was $3.4 million compared to $2.7 million for the six months ended June 30, 2000. The growth in cost of goods sold was attributable primarily to higher material, labor, and overhead costs associated with increased unit shipments. Charges to cost of goods sold for amortization of deferred stock-based compensation were $0.4 million for the period compared to $0.7 million for the corresponding period in 2000.

     Research and development expenses for the six months ended June 30, 2001 were $3.2 million compared to $3.1 million for the corresponding period in 2000. This increase was attributable to new product development charges and increased activity in clinical programs investigating new applications for our technology. Charges to research and development expense for amortization of deferred stock-based compensation were $0.2 million for the period compared to $0.6 million for the corresponding period in 2000.

     Selling, general and administrative expenses for the six months ended
June 30, 2001 were $7.5 million compared to $5.3 million in the corresponding period in 2000. The increase resulted from the major expansion of our domestic sales organization, increased administrative expenses due to added personnel to support our growth in operations and additional costs associated with our operation as a public company. Charges to selling, general and administrative expense for amortization of deferred stock-based compensation were $0.4 million for the period compared to $2.0 million for the corresponding period in 2000.

     Interest income, net of interest expense, was $1.0 million for the six months ended June 30, 2001 compared to $20,000 in the corresponding period of 2000. The change was primarily attributable to earnings on short-term investments made with cash received from our initial public offering of common shares, completed in the third quarter of 2000.

Liquidity and Capital Resources

     Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. To a lesser extent, we also financed our operations through equipment financing and other loans, of which there was $0.3 million in principal outstanding at June 30, 2001. As of June 30, 2001, we had $17.2 million of cash and cash equivalents, $16.1 million of marketable securities and $36.7 million of working capital.

     For the six months ended June 30, 2001, net cash used in operating activities was $5.7 million, principally due to our net loss and increases in accounts receivable resulting from higher revenues and increased unit shipments. Our investing activities for this period were limited to the purchase of property and equipment in the amount of $0.6 million and net purchases or sales of short-term investment instruments. Net cash used by financing activities was $0.5 million in the first six months of 2001 with $1.0 million in debt reduction offset by proceeds from the issuance of common shares.

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

     We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, clinical research and product development efforts. To become profitable, we must continue to increase our sales. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. Historically, we have never shown a profit for any year or quarterly reporting period, and our accumulated deficit stands at $47.6 million as of June 30, 2001.

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

     We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. It accounted for 33 percent of our international revenues for the six months ended June 30, 2001 and 48 percent of our international revenues in 2000. M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, accounted for 22 percent of our international revenues for the six months ended June 30, 2001 and 17 percent of our international revenues for 2000. Because international revenues accounted for 53 percent of our total revenues for the six months ended June 30, 2001 and these two distributors represented 55 percent of that total, the loss of either distributor or a significant decrease in unit purchases by either distributor could cause revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

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

Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage a takeover.

     Provisions of our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures have not changed significantly from those set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filing dated March 27, 2001.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     Our legal proceedings disclosures have not changed significantly from those set forth in our most recent Report on Form 10-Q. See Item 1. Legal Proceedings in our Report on Form 10-Q dated May 11, 2001.

Item 2.  Changes in Securities and Use of Proceeds

     On August 1, 2000, we completed our initial public offering of 3,600,000 common shares at a price of $12.00 per share, raising approximately $39.0 million net of underwriting discounts, commissions and other offering costs. The managing underwriters were Salomon Smith Barney and Robertson Stephens. We intend to use the proceeds of the offering to expand sales, marketing, physician and patient awareness programs, to continue product development and clinical research programs, to repay debt and to fund general corporate purposes including working capital. Additionally, we may use the proceeds of the offering to fund the acquisition of complementary businesses, products or technologies, although there are no current agreements or negotiations with respect to any specific transaction.

         As of June 30, 2001, we had applied $26.4 million of the $39.0 million in net proceeds from our offering as follows:


             -------------------------------------------------------------------
                                                   Approximate Dollar Amount
                           Use                           (in millions)
             -------------------------------------------------------------------
               Permanent working capital                       $5.0
             ------------------------------------------------------------------
               Repayment of term loans and other               $4.5
               debt
             -------------------------------------------------------------------
               Sales, marketing, research and clinical        $16.9
               programs and general corporate purposes
             -------------------------------------------------------------------
               TOTAL:                                         $26.4
             -------------------------------------------------------------------


Item 3.  Defaults Upon Senior Securities. Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 13, 2001, the Annual Meeting of Stockholders of RITA Medical Systems, Inc. was held in Menlo Park, California.

         An election of Class I directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2004:

          Janet Effland (10,688,433 votes for, 370,800 votes withheld) Scott Halsted (10,689,433 votes for, 369,800 votes withheld)

         Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast, abstentions and broker-non-votes, where applicable, with respect to each such matter were as follows:

- To approve the amendment to our 2000 Directors' Stock Option Plan to increase the number of stock options that can be granted to nonemployee directors. The plan previously provided that the number of shares underlying the nonstatutory options to purchase our common stock granted to nonemployee directors on an annual basis was either (i) 5,000 shares of common stock, if on the date of our annual meeting, the nonemployee director had been a member of the board for at least six months or (ii) 7,000 shares of common stock, if on the date of our annual meeting, the nonemployee director had been a member of the board for at least six months and was a member of our board of directors on the effective date of our initial public offering. The amendment provided that the number of shares underlying the nonstatutory options granted to nonemployee directors on an annual basis shall be 10,000 shares of our common stock. (9,633,756 votes in favor, 1,390,732 votes opposed, 34,745 votes abstaining, 0 broker non-votes).

- To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2001 (11,046,089 votes in favor, 9,069 votes opposed, 4,075 votes abstaining).

Item 5.  Other Information. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits: **Exhibit 10.18 Amendment of Distribution Agreement with
                          ITX Corporation (formerly Nissho Iwai Corporation) for Japan dated May 11, 2001.

         (b)  Reports on Form 8-K: Not applicable.



              **Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RITA MEDICAL SYSTEMS, INC.


                                       By: /s/ Donald Stewart
                                           -------------------------------------
                                           Donald Stewart
                                           Chief Financial Officer and Vice
                                           President, Finance and Administration

Date:  August 8, 2001

                                  EXHIBIT INDEX

**10.18 Amendment of Distribution Agreement with ITX Corporation (formerly Nissho Iwai Corporation) for Japan dated May 11, 2001.



          **Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.