Form 10-Q
period 2001-09-30
RITA MEDICAL SYSTEMS INC
filed 2001-11-14
CIK 1056421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____ to _____

                        Commission file number 000-30959

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

                                 Yes |X| No |_|

         As of October 31, 2001, there were 14,532,954 shares of the registrant's Common Stock outstanding.

                                      INDEX
                                      -----

                                                                                                  Page
                                                                                                  ----
PART I. FINANCIAL INFORMATION
       Item 1.     Financial Statements (unaudited).
                          Condensed Balance Sheets - September 30, 2001 and                         3
                             December 31, 2000
                          Condensed Statements of Operations - Three months and nine months         4
                             ended September 30, 2001 and 2000
                          Condensed Statements of Cash Flows - nine months                          5
                             ended September 30, 2001 and 2000
                          Notes to Condensed Financial Statements                                   6
       Item 2.     Management's Discussion and Analysis of Financial Condition and                  8
                   Results of Operations.
       Item 3.     Quantitative and Qualitative Disclosures About Market Risk.                     16

PART II. OTHER INFORMATION

       Item 1.     Legal Proceedings.                                                              16
       Item 2.     Changes in Securities and Use of Proceeds.                                      17
       Item 3.     Defaults Upon Senior Securities.                                                17
       Item 4.     Submission of Matters to a Vote of Security Holders.                            17
       Item 5.     Other Information.                                                              17
       Item 6.     Exhibits and Reports on Form 8-K.                                               17

SIGNATURES                                                                                         18

EXHIBIT INDEX                                                                                      19

        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements


                           RITA MEDICAL SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                            (In thousands, unaudited)

                                                                                 September 30,     December 31,
                                                                                     2001             2000
                                                                                     ----             ----
        Assets
        Current assets:
            Cash and cash equivalents .......................................   $     11,927       $   12,676
            Marketable securities ...........................................         15,027           27,381
            Accounts receivable, net ........................................          4,364            2,437
            Inventories, net ................................................          2,504            1,638
            Prepaid assets and other current assets .........................          1,111              823
                                                                                ------------       ----------
               Total current assets .........................................         34,933           44,955
        Long term securities ................................................          1,579                -
        Property and equipment, net .........................................          1,923            1,255
        Intangibles and other assets ........................................            144               60
                                                                                ------------       ----------
               Total assets .................................................   $     38,579       $   46,270
                                                                                ============       ==========

        Liabilities and Stockholders' Equity
        Current liabilities:
            Accounts payable ................................................   $        711       $      425
            Accrued liabilities .............................................          1,979            1,895
            Current portion of long term obligations ........................            224            1,123
                                                                                ------------       ----------
               Total current liabilities ....................................          2,914            3,443
         Long term obligations ..............................................             42              180
                                                                                ------------       ----------
               Total liabilities ............................................          2,956            3,623
                                                                                ------------       ----------

        Contingencies (Note 5)

        Stockholders' equity
            Common stock, $0.001 par value ..................................             15               14
            Additional paid-in capital ......................................         88,458           88,421
            Deferred stock compensation .....................................         (2,208)          (4,202)
            Receivable from stockholders ....................................            (97)            (164)
            Accumulated other comprehensive income ..........................             89               13
            Accumulated deficit .............................................        (50,634)         (41,435)
                                                                                ------------       ----------
               Total stockholders' equity ...................................         35,623           42,647
                                                                                ------------       ----------
               Total liabilities and stockholders' equity ...................   $     38,579       $   46,270
                                                                                ============       ==========

                             See accompanying notes

                           RITA MEDICAL SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                (In thousands, except per share data, unaudited)

                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,             September 30,
                                                                     ----------------------    -----------------------
                                                                        2001        2000          2001         2000
                                                                        ----        ----          ----         ----
       Sales ......................................................  $   3,707    $  2,712     $  10,780    $   6,980
       Cost of goods sold .........................................      1,472       1,622         4,912        4,298
                                                                     ---------    --------     ---------    ---------
              Gross profit ........................................      2,235       1,090         5,868        2,682
                                                                     ---------    --------     ---------    ---------

       Operating expenses
           Research and development ...............................      1,627       1,262         4,837        4,335
           Selling, general and administrative ....................      4,016       3,023        11,539        8,347
                                                                     ---------    --------     ---------    ---------
              Total operating expenses ............................      5,643       4,285        16,376       12,682
                                                                     ---------    --------     ---------    ---------

       Loss from operations .......................................     (3,408)     (3,195)      (10,508)     (10,000)

       Interest income and other expense, net .....................        324         239         1,309          259
                                                                     ---------    --------     ---------    ---------

       Net loss ...................................................  $  (3,084)   $ (2,956)    $  (9,199)   $  (9,741)
                                                                     =========    ========     =========    =========


       Net loss per share, basic and diluted ......................  $   (0.21)   $  (0.31)    $   (0.64)   $   (2.47)
                                                                     =========    ========     =========    =========

       Shares used in computing basic and diluted
       net loss per share .........................................     14,406       9,607        14,299        3,945


                             See accompanying notes

                           RITA MEDICAL SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                            (In thousands, unaudited)

                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                         -------------------------
                                                                                                            2001         2000
                                                                                                         ---------     -----------
         Operating activities:
         Net loss ...................................................................................     $ (9,199)    $ (9,741)
         Adjustments to reconcile net loss to net cash used in operating activities: ................
                Depreciation and amortization .......................................................          704          784
                Amortization of stock-based compensation ............................................        1,417        4,022
                Allowance for doubtful accounts .....................................................          389           34
                Allowance for inventory reserve .....................................................          223          (28)
                Changes in operating assets and liabilities
                  Accounts receivable ...............................................................       (2,316)      (1,159)
                  Inventory .........................................................................       (1,090)        (586)
                  Prepaid and other current assets ..................................................         (289)        (421)
                  Accounts payable and accrued liabilities ..........................................          370          186
                                                                                                          --------     --------
                                                                                                            (9,791)      (6,909)
                     Net cash used in operating activities ..........................................     --------     --------

         Cash flows from investing activities:
                Purchase of property and equipment ..................................................       (1,364)        (344)
                Purchases of short term investments .................................................      (15,087)     (12,370)
                Maturities of short term investments ................................................       27,499        3,556
                Purchases of long term investments ..................................................       (1,560)           -
                Capitalization of patent litigation costs ...........................................          (88)           -
                Other assets ........................................................................            5            5
                                                                                                          --------     --------
                     Net cash provided by (used in) investing activities ............................        9,405       (9,153)
                                                                                                          --------     --------
         Cash flows from financing activities:
                Proceeds from issuance of common stock ..............................................          682       38,998
                Proceeds from borrowings of long term debt ..........................................            -        1,500
                Payments on long term debt ..........................................................            -       (3,000)
                Proceeds from revolving term loan ...................................................           25          770
                Payments on revolving term loan .....................................................         (858)         (65)
                Payments on capital lease obligations ...............................................         (212)        (124)
                                                                                                          --------     --------
                     Net cash provided by (used in) financing activities ............................         (363)      38,079
                                                                                                          --------     --------
          Net increase (decrease) in cash and cash equivalents ......................................         (749)      22,017
          Cash and cash equivalents at beginning of period ..........................................       12,676        7,067
                                                                                                          --------     --------
          Cash and cash equivalents at end of period ................................................     $ 11,927     $ 29,084
                                                                                                          ========     ========


                             See accompanying notes

                           RITA MEDICAL SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared by RITA Medical Systems, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. However, interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2000 contained in the Company's annual report on Form 10-K.

2.  Net loss per share

     Basic earnings (loss) per share figures are calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share figures include the dilutive effect of common stock equivalents consisting of stock options, warrants, shares subject to repurchase and shares issuable upon conversion of preferred stock provided that the inclusion of such common stock equivalents is not antidilutive. For the three and nine month periods ended September 30, 2001 and September 30, 2000, the Company has excluded potentially dilutive securities from earnings per share computations as they have an antidilutive effect due to the Company's net losses. The following weighted options and warrants (prior to application of the treasury stock method), convertible preferred shares (on an as-if-converted method) and common shares subject to repurchase were so excluded (in thousands):

                                                                                Three months ended          Nine months ended
                                                                                    September 30,              September 30,
                                                                                    -------------              -------------
                                                                                  2001        2000            2001        2000
                                                                                  ----        ----            ----        ----
            Options and warrants ............................................    2,438       2,139           2,358       2,071
            Convertible preferred stock .....................................        -       3,011               -       6,945
            Common shares subject to repurchase .............................       61          98              69          77
                                                                                ------      ------          ------      ------
                                                                                 2,499       5,248           2,427       9,093
                                                                                ======      ======          ======      ======


     The reconciliation of total outstanding common shares to shares used in determining net loss per share is as follows (in thousands):

                                                                                Three months ended          Nine months ended
                                                                                    September 30,              September 30,
                                                                                    -------------              -------------
                                                                                  2001        2000            2001        2000
                                                                                  ----        ----            ----        ----
            Weighted average shares of common stock outstanding .............   14,467       9,705          14,368       4,022
            Less:  weighted-average shares subject to repurchase ............       61          98              69          77
                                                                                -------     ------          ------      ------
            Weighted average shares used in basic and diluted
              net loss per share ............................................   14,406       9,607           3,945      14,299
                                                                                =======     ======          ======      ======

3.    Inventories (in thousands)

                                                September 30,     December 31,
                                                   2001               2000
                                                   ----               ----
                 Raw materials ..............     $  538            $  404
                 Work-in-process ............        283               203
                 Finished goods .............      1,683             1,031
                                                  ------            ------
                                                  $2,504            $1,638
                                                  ======            ======

4.    Recent Accounting Pronouncements

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position and results of operations.

5.    Contingencies

     The Company is involved in a patent interference proceeding with RadioTherapeutics Corporation in which the validity of a patent issued to the Company has been called into question. Although the Company believes it has meritorious defenses, if it does not prevail in this interference, it could be prevented from selling the RITA system or be required to pay license fees and / or royalties on past and future product sales.

     Also, in August 2001 the Company filed a complaint in the United States District Court for the Northern District of California against RadioTherapeutics Corporation. This complaint, which is distinct from the patent interference proceeding described above, alleges that RadioTherapeutics' radiofrequency ablation products infringe six different patents held by the Company. The Company has to date capitalized approximately $88,000 in litigation costs incurred in this defense of its patent positions.

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

     Our products are sold in the United States through our direct sales force and internationally through distribution partners. For the three months ended September 30, 2001, sales in the United States accounted for 56% of our total sales while sales in our international markets accounted for 44% of our total sales. The percentage of our revenues from international markets has decreased in 2001 as reimbursement concerns in Europe and Japan have slowed the growth of our business in these markets and as our revenue in the United States has responded to continued investment. We expect this trend to continue through the balance of 2001 and 2002. Longer term, we expect that a significant portion of our revenue will continue to come from international operations because of the high incidence of primary liver cancer in Asian and European markets.

     All of our revenue is derived from the sale of our disposable devices and radiofrequency generators. For the three months ended September 30, 2001, 80% of our sales were derived from our disposable devices and 20% were derived from the sale of our generators. Placement of generators at hospitals is necessary for customers to use our disposable devices, and we continue to focus on expanding our base of customer accounts. We are also continuing to focus on increasing usage of our disposable products at our established accounts, and we expect that a significant proportion of our revenues will continue to be derived from the sale of our higher-margin disposable devices.

     Our manufacturing costs consist of raw materials, including generators produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Gross margins are affected by production volumes and average selling prices. In addition, margins are affected by the sales mix of disposable devices versus generators, the mix of domestic direct sales versus international sales, which provide for standard distributor discounts, and our regular provisions for obsolete or excess inventory.

     For the three months ended September 30, 2001, 29% of our operating expenses were related to research and development activities, while 71% of our operating expenses were related to selling, general and administrative activities. We expect to continue to devote significant resources to product development and clinical research programs. We also expect to continue to devote the majority of our operating expenses to selling, general and administrative activities, particularly to our sales and marketing efforts. These efforts include the selective expansion of our domestic sales force and our international distribution support activities as well as physician training and patient awareness programs.

     In connection with grants of stock options to employees and non-employees, we record deferred stock-based compensation as a component of stockholders' equity. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred compensation of $0.4 million for the three months ended September 30, 2001. We expect to record additional amortization expense for deferred compensation in future periods.

     We incurred net losses of $3.1 million for the three months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of $50.6 million. Due to the high costs associated with continued research and development programs, expanded clinical research programs and increased sales and marketing efforts, we expect to continue to incur net losses for the balance of 2001 and for the year 2002.

     Our future growth depends on expanding product usage in our current market and finding new large markets in which we can leverage our core technologies of applying radiofrequency energy to treat cancerous and benign tumors. To the extent our current or new markets do not materialize in accordance with our expectations, our sales could be lower than expected.

     On August 15, 2001 we filed a complaint against RadioTherapeutics Corporation which alleges that the sale by RadioTherapeutics of its radiofrequency ablation products infringes six of our patents. In addition, we are currently involved in other patent disputes with RadioTherapeutics and may become a party to additional patent or product liability proceedings in the ordinary course of business. The costs of such lawsuits or proceedings may be material and could affect our earnings and financial position. An adverse outcome in a patent lawsuit could require us to cease sales of affected products or to pay royalties and/or license fees, which could harm our results of operations.

Results of Operations

Three months ended September 30, 2001 and 2000

     Sales increased 37% to $3.7 million for the quarter ended September 30, 2001 from $2.7 million for the quarter ended September 30, 2000. We saw growth in both domestic and international markets, with domestic sales increasing by 60% and international sales up by 15% over the comparable prior year period. Sales of our disposable products totaled $3.0 million for the quarter, an increase of 59% over the comparable prior year period. Higher unit shipments of disposable products resulted from increased physician awareness of our technology, expansion of our domestic sales force and increased geographical representation through the appointment of new international distributors. Also, average selling prices of disposable products benefited from the increasing proportion of domestic business in our sales mix. Generator sales for the quarter were 13% lower than sales in the third quarter of 2000.

     Cost of goods sold for the quarter ended September 30, 2001 was $1.5 million compared to $1.6 million for the quarter ended September 30, 2000, a 9% reduction. This reduction in cost of goods sold reflects a significant change in our sales mix, from relatively high cost generators to relatively low cost disposable products. Also, charges for amortization of deferred stock-based compensation totaled $0.1 million for the third quarter of 2001, down from $0.2 million in the corresponding period of 2000. With sales up 37% and cost of goods sold down 9%, the company's gross margin rate improved to 60% for the quarter ended September 30, 2001 compared to 40% for the quarter ended September 30, 2000.

     Research and development expenses for the quarter ended September 30, 2001 were $1.6 million compared to $1.3 million for the corresponding period in 2000. This increase was attributable to new product development charges and increased activity in clinical programs investigating new applications for our technology. Charges to research and development expense for amortization of deferred stock-based compensation were $0.1 million for the period compared to $0.2 million for the corresponding period in 2000.

     Selling, general and administrative expenses for the quarter ended September 30, 2001 were $4.0 million as compared to $3.0 million in the corresponding period in 2000. The increase resulted from the major expansion of our domestic sales organization and increased administrative expenses due to added personnel to support our growth in operations. Charges to selling, general and administrative expense for amortization of deferred stock-based compensation were $0.2 million for the period compared to $0.6 million for the corresponding period in 2000.

     Interest income, net of interest expense, was $0.3 million for the quarter ended September 30, 2001 compared to $0.2 million of net expense in the corresponding period of 2000. The change was primarily attributable to earnings on short-term investments made with cash received from our initial public offering of common shares, completed in the third quarter of 2000.

Nine months ended September 30, 2001 and 2000

     Sales increased 54% to $10.8 million for the nine months ended September 30, 2001 from $7.0 million for the nine months ended September 30, 2000. We saw growth in both domestic and international markets, with domestic sales increasing by 95% and international sales up by 28% over the comparable prior year period. Sales of our disposable products totaled $8.3 million for the first nine months of 2001, an increase of 85% over the comparable prior year period, while generator sales were flat. Higher unit shipments of disposable products resulted from increased physician awareness of our technology, expansion of our domestic sales force and increased geographical representation through the appointment of new international distributors. Also, average selling prices of disposable products benefited from the increasing proportion of domestic business in our sales mix.

     Cost of goods sold for the nine months ended September 30, 2001 was $4.9 million compared to $4.3 million for the nine months ended September 30, 2000, an increase of 14%. The growth in cost of goods sold was attributable primarily to higher material, labor, and overhead costs associated with increased unit shipments. Charges to cost of goods sold for amortization of deferred stock-based compensation were $0.5 million for the period compared to $0.7 million for the corresponding period in

2000. With sales increasing by 54% and cost of goods sold increasing by only 14%, the company's gross margin rate improved to 54% for the nine months ended September 30, 2001 compared to 38% for the nine months ended September 30, 2000.

     Research and development expenses for the nine months ended September 30, 2001 were $4.8 million compared to $4.3 million for the corresponding period in 2000. This increase was attributable to new product development charges and increased activity in clinical programs investigating new applications for our technology. Charges to research and development expense for amortization of deferred stock-based compensation were $0.3 million for the period compared to $0.8 million for the corresponding period in 2000.

     Selling, general and administrative expenses for the nine months ended September 30, 2001 were $11.5 million compared to $8.3 million in the corresponding period in 2000. The increase resulted from the major expansion of our domestic sales organization, increased administrative expenses due to added personnel to support our growth in operations and additional costs associated with our operation as a public company. Charges to selling, general and administrative expense for amortization of deferred stock-based compensation were $0.6 million for the period compared to $2.5 million for the corresponding period in 2000.

     Interest income, net of interest expense, was $1.3 million for the nine months ended September 30, 2001 compared to $0.3 million in the corresponding period of 2000. The change was primarily attributable to earnings on short-term investments made with cash received from our initial public offering of common shares, completed in the third quarter of 2000.

Liquidity and Capital Resources

     Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. To a lesser extent, we also financed our operations through equipment financing and other loans, of which there was $0.3 million in principal outstanding at September 30, 2001. As of September 30, 2001, we had $11.9 million of cash and cash equivalents, $15.0 million of short term marketable securities, $1.6 million of long term securities and $32.0 million of working capital.

     For the nine months ended September 30, 2001, net cash used in operating activities was $9.8 million, principally due to our net loss and increases in accounts receivable. Our investing activities for this period were limited to the purchase of property and equipment in the amount of $1.4 million and net purchases or sales of both short-term and long-term investment instruments. Net cash used by financing activities was $0.4 million in the first nine months of 2001 with $1.1 million in debt reduction offset by proceeds from the issuance of common shares.

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

We are currently involved in patent infringement, priority and validity disputes with RadioTherapeutics Corporation, and if we do not prevail in these disputes, we may be unable to sell the RITA system.

     In August 2001, we filed a complaint against RadioTherapeutics Corporation alleging that RadioTherapeutics' radiofrequency ablation products infringe six of our patents. Our complaint seeks damages against RadioTherapeutics for its sale of radiofrequency ablation products, including the LeVeen CoAccess Electrode System and preliminary and permanent injunctive relief enjoining RadioTherapeutics from further infringement of our patents. On October 17, 2001, RadioTherapeutics filed an answer and affirmative defenses to our complaint denying certain of the allegations in the complaint and asserting counterclaims requesting declaratory relief that RadioTherapeutics is not infringing our patents and that our asserted patents are invalid and unenforceable. While we believe that our complaint has merit and that we have strong defenses against the counterclaims made by RadioTherapeutics, we expect this litigation to be expensive and time consuming and the outcome cannot be predicted.

     In July 1999, the United States Patent and Trademark Office declared an interference involving us, which was provoked by RadioTherapeutics, in which the validity of a patent claim previously issued to us is being called into question. The claim being questioned is one of a number of issued patent claims that cover the curvature of the array at the tip of our disposable devices. In February 2001, the USPTO issued a decision on preliminary motions filed in the patent interference proceeding. The decision found that one of the claims in our United States Patent No. 5,536,267 (claim no. 32) is invalid. We expect to receive the final confirmation of that decision in 2002. In the event that the decision is confirmed, we plan to file a motion in a United States District Court or the Court of Appeals for the Federal Circuit requesting review of the decision. Final determination of both the patent infringement and the patent interference proceedings may take several years. If the final determination in either patent dispute results in our patents being declared invalid and the issuance of the disputed patent rights to RadioTherapeutics and we were unable to obtain a license to use the relevant patent or modify our disposable devices, we could be unable to sell the RITA system and our business would suffer.

     In March 2000, RadioTherapeutics filed an opposition to our European Patent No. 0777445. This patent also covers the curvature of the array at the tip of our disposable devices. In this opposition, the validity of our issued patent is being questioned. A final decision is not expected in this proceeding for several years. If we do not prevail in the opposition proceeding, we could lose our only currently issued patent in Europe.

We have a history of losses, anticipate significant increases in our operating expenses over the next several years and may never achieve profitability.

     We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, clinical research and product development efforts. To become profitable, we must continue to increase our sales. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. Historically, we have never shown a profit for any year or quarterly reporting period, and our accumulated deficit stands at $50.6 million as of September 30, 2001.

Because we face significant competition from companies with greater resources than we have, we may be unable to compete effectively.

     The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.

     We compete directly with two companies in the domestic and international markets: RadioTherapeutics Corporation, a privately held company, and Radionics, Inc., a division of Tyco Healthcare LP, a publicly traded company with substantial resources. Both RadioTherapeutics and Radionics sell products that use radiofrequency energy to ablate soft tissue. Boston Scientific Corporation, a publicly traded company with substantially greater resources than we have, has recently announced plans to acquire RadioTherapeutics.

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

We are substantially dependent on two distributors in our international markets, and if we lose either distributor or if either distributor reduces their product demand, our international and total revenues could decline.

     We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. It accounted for 34 percent of our international revenues for the nine months ended September 30, 2001 and 48 percent of our international revenues in 2000. M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, accounted for 18 percent of our international revenues for the nine months ended September 30, 2001 and 17 percent of our international revenues for 2000. Because international revenues accounted for 50 percent of our total revenues for the nine months ended September 30, 2001 and these two distributors represented 52 percent of that total, the loss of either distributor or a significant decrease in unit purchases by either distributor could cause revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

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

     Because our executive officers and directors, and their respective affiliates, own approximately 28 percent of our outstanding common stock, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a change in control.

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

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings.

     On August 27, 2001 we filed a complaint against RadioTherapeutics Corporation in the United States District Court for the Northern District of California. The principal parties in the proceeding are RadioTherapeutics and RITA. The factual basis underlying the dispute is our claim that the sale by RadioTherapeutics of its radiofrequency ablation products infringes six of our patents. On October 17, 2001, RadioTherapeutics filed an answer and affirmative defenses to our complaint denying certain of the allegations in the complaint and asserting counterclaims requesting declaratory relief that RadioTherapeutics is not infringing our patents and that our asserted patents are invalid and unenforceable. RadioTherapeutics has also moved to stay the litigation pending the outcome of the patent interference proceeding described below. Our complaint seeks treble damages against RadioTherapeutics for its sale of radiofrequency ablation products, as well as temporary and permanent injunctive relief enjoining RadioTherapeutics from further infringement of our patents.

     We are also involved in a patent interference proceeding before the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office. On July 16, 1999 the United States Patent and Trademark Office declared an interference between a claim of one of our issued patents and claims of a patent application controlled by RadioTherapeutics. The principal parties in the proceeding are RadioTherapeutics and RITA. The factual basis underlying the claim is the determination by the commissioner of the United States Patent and Trademark Office that our patent and the RadioTherapeutics patent application interfere. In the interference proceeding, RadioTherapeutics seeks to invalidate our patent claim and to establish the patentability of the claims in their patent application. We seek to maintain the priority of our patent claim. The European opposition is pending before the European Patent Office and was instituted on March 2, 2000. The principal parties are RadioTherapeutics and RITA. The factual basis underlying the claim is the allegation by RadioTherapeutics that our European patent is not valid. In the opposition, RadioTherapeutics seeks to have our patent declared invalid and to have our patent cancelled. We are defending our patent and seek to defend it as issued.

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

     As of September 30, 2001, we had applied $31.9 million of the $39.0 million in net proceeds from our offering as follows:

                 ------------------------------------------------------------------------
                                                             Approximate Dollar Amount
                                    Use                            (in millions)
                 ------------------------------------------------------------------------
                 Permanent working capital                              $ 5.0
                 ------------------------------------------------------------------------
                 Repayment of term loans and other debt                 $ 4.6
                 ------------------------------------------------------------------------
                 Sales, marketing, research and clinical                $22.3
                 programs and general corporate purposes
                 ------------------------------------------------------------------------
                 TOTAL:                                                 $31.9
                 ------------------------------------------------------------------------


Item 3.  Defaults Upon Senior Securities. Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.  Other Information. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits: ** Exhibit 10.3: 2000 Stock Plan, as amended, and form of option agreement
                        ** Exhibit 10.4: 2000 Director's Stock Option Plan, as
                           amended, and form of option agreement

         (b)  Reports on Form 8-K: Not applicable.

              ** Supersedes previously filed exhibit.

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

                                      RITA MEDICAL SYSTEMS, INC.


                                      By: /s/ Donald Stewart
                                          -------------------------------------
                                          Donald Stewart
                                          Chief Financial Officer and Vice
                                          President, Finance and Administration

Date:  November 14, 2001
                                      -18-

                                  EXHIBIT INDEX
                                  -------------

** Exhibit 10.3: 2000 Stock Plan, as amended, and form of option agreement. ** Exhibit 10.4: 2000 Director's Stock Option Plan, as amended, and form of option agreement

**Supersedes previously filed exhibit.