Form 10-Q
period 2002-06-30
RITA MEDICAL SYSTEMS INC
filed 2002-08-14
CIK 1056421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  ☒        No  ☐

As of July 31, 2002, there were 14,951,180 shares of the registrant’s Common Stock outstanding.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts, unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$5,355	$7,297
Marketable securities	12,176	11,887
Accounts receivable, net of allowance for doubtful accounts of $1,220 at June 30, 2002 and $629 at December 31, 2001	4,964	5,056
Inventories, net	3,211	3,645
Prepaid assets and other current assets	844	1,282

Total current assets	26,550	29,167
Long term securities	—	4,353
Property and equipment, net	1,853	1,934
Intangibles and other assets	1,117	380

Total assets	$29,520	$35,834

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,032	$822
Accrued liabilities	2,684	2,675
Capital lease obligations	74	192

Total liabilities	3,790	3,689

Contingencies (Note 5)

Stockholders’ equity
Common stock, $0.001 par value	15	15
Additional paid-in capital	88,302	88,459
Deferred stock compensation	(371)	(1,905)
Receivable from stockholders	(63)	(99)
Accumulated other comprehensive income (loss)	(32)	70
Accumulated deficit	(62,121)	(54,395)

Total stockholders’ equity	25,730	32,145

Total liabilities and stockholders’ equity	$29,520	$35,834

See accompanying notes

RITA MEDICAL SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	$4,806	$3,769	$9,224	$7,073
Cost of goods sold	2,040	1,670	4,042	3,439

Gross profit	2,766	2,099	5,182	3,634

Operating expenses
Research and development	1,329	1,744	2,663	3,210
Selling, general and administrative	5,304	3,776	10,527	7,523

Total operating expenses	6,633	5,520	13,190	10,733

Loss from operations	(3,867)	(3,421)	(8,008)	(7,099)

Interest income and other expense, net	134	428	282	984

Net loss	$(3,733)	$(2,993)	$(7,726)	$(6,115)

Net loss per share, basic and diluted	$(0.25)	$(0.21)	$(0.52)	$(0.43)

Shares used in computing basic and diluted net loss per share	14,835	14,320	14,725	14,244

See accompanying notes

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net loss	$(7,726)	$(6,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	713	441
Stock-based compensation	344	1,020
Allowance for doubtful accounts	591	62
Allowance for inventory reserve	479	224
Changes in operating assets and liabilities
Accounts receivable	(499)	(1,708)
Inventory	(46)	(84)
Prepaid and other current assets	438	(98)
Accounts payable and accrued liabilities	219	530

Net cash used in operating activities	(5,487)	(5,728)

Cash flows from investing activities:
Purchase of property and equipment	(566)	(588)
Purchases of short term investments	—	(8,806)
Maturities of investments	3,963	20,140
Capitalization of patent litigation costs	(771)	—
Other assets	3	2

Net cash provided by investing activities	2,629	10,748

Cash flows from financing activities:
Proceeds from issuance of common stock	1,034	474
Proceeds from revolving term loan	—	25
Payments on revolving term loan	—	(858)
Payments on capital lease obligations	(118)	(138)

Net cash provided by (used in) financing activities	916	(497)

Net increase (decrease) in cash and cash equivalents	(1,942)	4,523
Cash and cash equivalents at beginning of period	7,297	12,676

Cash and cash equivalents at end of period	$5,355	$17,199

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

2.    Net loss per share

Basic earnings (loss) per share figures are calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share figures include the dilutive effect of common stock equivalents consisting of stock options, warrants and shares subject to repurchase, provided that the inclusion of such common stock equivalents is not antidilutive. For the three-month and six-month periods ended June 30, 2002 and 2001 respectively, the Company has excluded the following period end potentially dilutive securities (in thousands) from earnings per share computations because their inclusion would have the effect of reducing our loss per share:

	Three and Six Months Ended June 30,
	2002	2001
Options and warrants	2,664	2,422
Common shares subject to repurchase	37	74

	2,701	2,496

The reconciliation of total outstanding common shares to shares used in determining net loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Weighted average shares of common stock outstanding	14,872	14,394	14,762	14,318
Less: weighted-average shares subject to repurchase	37	74	37	74

Weighted average shares used in basic and diluted net loss per share	14,835	14,320	14,725	14,244

3.    Balance sheet components—Inventories (in thousands)

	June 30, 2002	December 31, 2001
Raw materials	$1,031	$1,017
Work-in-process	344	377
Finished goods	1,836	2,251

	$3,211	$3,645

4.    Recent Accounting Pronouncements

In July 2002, The Financial Accounting Standards Board (“FASB “) issued Statements of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The Company does not believe adoption of this statement will materially impact its financial position or results of operations.

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

The Company is also involved in a patent opposition action pending before the European Patent Office. This opposition was instituted on March 2, 2000. The principal parties are RadioTherapeutics and RITA. The factual basis alleged to underly the proceeding is the claim by RadioTherapeutics that our European patent is not valid. In the opposition, RadioTherapeutics seeks to have our patent declared invalid and to have our patent cancelled. We are defending our patent and seek to defend it as issued. On February 7, 2002, the European Patent Office determined that we are entitled to European Patent No. 0777445 that covers radiofrequency ablation technology, approving 27 claims. Both parties have appealed this ruling. A final decision is not expected in this proceeding for several years. If we do not prevail in the opposition proceeding, we could lose our only currently issued patent in Europe.

In August 2001, the Company filed a complaint in the United States District Court for the Northern District of California against RadioTherapeutics Corporation. This complaint, which is distinct from the patent interference proceeding described above, alleges that RadioTherapeutics’ radiofrequency ablation products infringe six different patents held by the Company. As of June 30, 2002, the Company has capitalized approximately $1,103,000 in litigation costs incurred in defense of its patent positions.

In April 2002, a patent infringement suit against the Company was filed in the United States District Court for the Northern District of California by RadioTherapeutics Corporation and SciMed Life Systems, Inc. (two wholly-owned subsidiaries of Boston Scientific Corporation), the Board of Regents of the University of Nebraska and UneMed Corporation. The suit alleges that certain of the Company’s products infringe a patent assigned to the University of Nebraska and licensed by UneMed and RadioTherapeutics and a patent owned by Scimed. The Company is assessing the potential impact of this suit on its financial position and results of operations.

In July 2002, a patent infringement suit against the Company was filed in the United States District Court for the Northern District of California by Boston Scientific Corporation, the University of Kansas and the University of Kansas Medical Center Research Institute. The suit alleges that certain of the Company’s products infringe a patent assigned to the University of Kansas and licensed by Boston Scientific Corporation. The Company is assessing the potential impact of this suit on its financial position and results of operations.

We believe that the outcome of our outstanding legal proceedings, claims and litigation will not have a material adverse effect on our business, results of operations or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in the accompanying Consolidated Financial Statements. If we are not successful in defending these claims, our business, financial condition and results of operations could be materially adversely affected.

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

Our products are sold in the United States through our direct sales force and internationally through distribution partners. For the three months ended June 30, 2002, sales in the United States accounted for 73% of our total sales while sales in our international markets accounted for 27% of our total sales. We expect domestic sales to account for a majority of sales in future periods due to our significant investment in and the efforts of our domestic sales force. Conversely, we expect reimbursement issues in Europe and Japan to limit sales growth in these regions for the next several years. However, our international operations will continue to represent a significant, if decreasing, portion of our revenue because of the high incidence of primary liver cancer in certain Asian and European markets.

All of our revenue is derived from the sale of our disposable devices and radiofrequency generators. For the three months ended June 30, 2002, 71% of our revenue was derived from the sale of our disposable devices and 29% was derived from the sale of our generators. We will continue to focus on expanding our base of customer accounts and on increasing usage of our disposable products in our established accounts. As a result, revenue from our higher-margin disposable devices should continue to predominate our sales.

To date, essentially all of our revenue has come from products sold in the treatment of cancerous liver tumors. In 2002, we expect nominal revenue in the fourth quarter to come from the use of the RITA system sold for the treatment of patients with metastatic bone tumors, and nominal revenue at the end of 2002 from sales for the treatment of unresectable lung tumors. We are conducting research and clinical trials in other organs that may lead to additional sources of revenue in the years beyond 2002.

Our manufacturing costs consist of raw materials, including generators produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Gross margins are affected by production volumes, average selling prices, the sales mix of higher-margin disposable devices versus generators and the mix of domestic direct sales versus international sales, which provide for standard distributor discounts. Our gross margin for the three months ended June 30, 2002 was 58%, approximately 3% higher than our margin in the first quarter ended March 31, 2002, primarily due to higher average selling prices realized on generator sales. However, our 58% margin rate was still lower than that in the second half of 2001, due to shipment of more relatively low margin generators in connection with our generator placement program and because we recognized charges for obsolete inventory. We expect gross margins to improve in the second half of 2002 primarily as a result of continued improvements in sales mix and cost factors and also due to the acceptance of our premium-priced StarBurst XLi line of disposable devices.

For the three months ended June 30, 2002, 20% of our operating expenses were related to research and development activities, continuing a trend towards relatively less spending in this area as compared to sales and marketing activities. We expect our research and development activities to continue to grow more slowly than sales and marketing activities, at least through 2002, as we commit significantly more resources to market development and business expansion efforts. Selling, general and administrative activities represented 80% of our operating expenses for the quarter, about the same as in the first quarter and higher than in recent preceding 2001 periods, reflecting our continuing investments in our domestic sales force, international distribution activities, physician training and patient awareness programs. We also made additional provisions to our allowance for uncollectible accounts, further affecting administrative expense, as difficult economic conditions have resulted in longer collection periods with m any of our European distributors. While our investments in market growth and business development will continue to grow, we believe sales and marketing expenses will stabilize in 2002.

In connection with grants of stock options to employees and non-employees, we record deferred stock-based compensation as a component of stockholders’ equity. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred compensation of $0.1 million for the three months ended June 30, 2002. We expect to record additional amortization expense for deferred compensation in diminishing amounts through 2004, at which point our existing deferred stock-based compensation will be fully amortized.

We incurred a net loss of $3.7 million for the three months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of $62.1 million. Although we are projecting continued near term sales growth, due to the high cost associated with our continued investment in research and development, expanded clinical research programs and our sales and marketing efforts, we expect to continue to incur net losses through 2002 and early in 2003. We currently expect to become modestly profitable around mid-2003. Profitability in 2003 and beyond will depend on our success in expanding product usage in our current market and in developing new markets. To the extent current or new markets do not materialize in accordance with our expectations, our sales could be lower than expected and we may be unable to achieve or sustain profitability.

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

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Statements of Operations for the current quarter ended June 30, 2002 and the four preceding fiscal quarters:

	Q2 2002	Q1 2002	Q4 2001	Q3 2001	Q2 2001
Domestic Sales	73%	72%	65%	56%	46%
International Sales	27%	28%	35%	44%	54%

Total Sales	100%	100%	100%	100%	100%
Cost of goods sold	(42%)	(45%)	(30%)	(40%)	(44%)

Gross Profit	58%	55%	70%	60%	56%

Operating Expenses:
Research and Development	(28%)	(30%)	(41%)	(44%)	(46%)
Selling, general and administrative	(110%)	(118%)	(128%)	(108%)	(100%)

Total operating expenses	(138%)	(148%)	(169%)	(152%)	(146%)

Loss from operations	(80%)	(93%)	(99%)	(92%)	(90%)

Other income, net	2%	3%	5%	9%	11%

Net loss	(78%)	(90%)	(94%)	(83%)	(79%)

Three months ended June 30, 2002 and 2001

Sales increased 28% to $4.8 million for the quarter ended June 30, 2002 from $3.8 million for the quarter ended June 30, 2001. Domestic sales increased by 100% over the comparable prior year period, although international sales decreased by 35%. Sales of our disposable products totaled $3.4 million for the quarter, an increase of 15% over the comparable prior year period. Domestically, higher unit shipments of disposable products resulted from increased physician awareness of our technology and the efforts of our expanded sales force, although our international shipment volumes were lower due primarily to reimbursement issues in Europe and Japan. Average selling prices of disposable products benefited from the increasing proportion of domestic business in our sales mix as well as the acceptance of our premium-priced StarBurst XLi line of disposable devices. Generator sales for the quarter were 72% higher than sales in the second quarter of 2001, reflecting higher unit shipments.

Cost of goods sold for the quarter ended June 30, 2002 was $2.0 million compared to $1.7 million for the quarter ended June 30, 2001. This increase was driven by increases in our reserve for obsolete inventory, which totaled $0.5 million for the quarter, compared to $0.1 million in the prior year period. These reserve provisions relate to older generation disposable devices that have been largely replaced in the market by our Starburst and Starburst Xli devices; such reserve provisions are now essentially complete. Increased quarterly costs associated with higher domestic disposable volumes and more generator placements were offset by the effect of lower international disposable shipments. Charges to cost of goods sold for amortization of deferred stock-based compensation fell to $21,000 for the quarter, compared to $146,000 in the prior year period. With sales up 28% and cost of goods sold increasing 22%, the company’s gross margin rate improved to 58% for the quarter ended June 30, 2002, compared to 56% for the quarter ended June 30, 2001.

Research and development expenses for the quarter ended June 30, 2002 were $1.3 million compared to $1.7 million for the corresponding period in 2001. This decrease was primarily attributable to reduced new product development charges. Our investment in clinical programs investigating new applications for our technology has remained relatively constant. Charges to research and development expense for amortization of deferred stock-based compensation were $58,000 for the quarter, down from $128,000 in the corresponding period in 2001.

Selling, general and administrative expenses for the quarter ended June 30, 2002 were $5.3 million as compared to $3.8 million in the corresponding period in 2001. The increase was primarily due to the major expansion of our domestic sales organization, resulting in expenses of $2.8 million for the quarter compared to expenses of $1.7 million in the prior year period. Also, provisions to our reserve for uncollectible accounts resulted in $0.5 million in increased expenses. Charges to selling, general and administrative expense for amortization of deferred stock-based compensation were $35,000 for the quarter compared to $250,000 for the corresponding period in 2001.

Interest income, net of interest expense, was $0.1 million for the quarter ended June 30, 2002 compared to $0.4 million in the corresponding period of 2001. The change was primarily attributable to a smaller portfolio of interest bearing securities, reflecting our use of cash over the past year, and lower interest rates.

Six months ended June 30, 2002 and 2001

Sales increased 30% to $9.2 million for the six months ended June 30, 2002 from $7.1 million for the six months ended June 30, 2001. Domestic sales increased by 100% over the comparable prior year period, although international sales decreased by 32%. Sales of our disposable products totaled $6.6 million for the six months ended June 30, 2002, an increase of 24% over the comparable prior year period. Domestically, higher unit shipments of disposable products resulted from increased physician awareness of our technology and the efforts of our expanded sales force, although our international shipment volumes were lower. Average selling prices of disposable products benefited from the increasing proportion of domestic business in our sales mix as well as the acceptance of our premium-priced StarBurst XLi line of disposable devices. Generator sales for the six months ended June 30, 2002 were 50% higher than sales in the first half of 2001, reflecting higher unit shipments.

Cost of goods sold for the six months ended June 30, 2002 was $4.0 million compared to $3.4 million for the six months ended June 30, 2001. Higher costs associated with product shipments accounted for $0.5 million of this increase. Further, increases in our reserve for obsolete inventory totaled $0.7 million for the six months ended June 30, 2002, compared to $0.3 million in the prior year period. These reserve provisions relate to older generation disposable devices that have been largely replaced in the market by our Starburst and Starburst Xli devices; such reserve provisions are now essentially complete. Charges to cost of goods sold for amortization of deferred stock-based compensation fell to $56,000 for the six months, compared to $376,000 in the prior year period. With sales up 30% and cost of goods sold increasing 18%, the company’s gross margin rate improved to 56% for the six months ended June 30, 2002, compared to 51% for the six months ended June 30, 2001.

Research and development expenses for the six months ended June 30, 2002 were $2.7 million compared to $3.2 million for the corresponding period in 2001. This decrease was primarily attributable to reduced new product development charges. Our investment in clinical programs investigating new applications for our technology has remained relatively constant. Charges to research and development expense for amortization of deferred stock-based compensation were $154,000 for the six months, down from $244,000 in the corresponding period in 2001.

Selling, general and administrative expenses for the six months ended June 30, 2002 were $10.5 million as compared to $7.5 million in the corresponding period in 2001. The increase was primarily due to the major expansion of our domestic sales organization, resulting in expenses of $5.8 million for the first half compared to expenses of $3.5 million in the prior year period. Related investments in the clinical education of physicians led to an additional $0.4 million in higher charges compared with the first half of 2001. Also, provisions to our reserve for uncollectible accounts resulted in $0.6 million in increased expenses. Charges to selling, general and administrative expense for amortization of deferred stock-based compensation were approximately $72,000 for the six months compared to $400,000 for the corresponding period in 2001.

Interest income, net of interest expense, was $0.3 million for the six months ended June 30, 2002 compared to $1.0 million in the corresponding period of 2001. The change was primarily attributable to a smaller portfolio of interest bearing securities, reflecting our use of cash over the past year, and lower interest rates.

Liquidity and Capital Resources

Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. To a lesser extent, we also financed our operations through equipment financing and other loans, of which there was $0.1 million in principal outstanding at June 30, 2002. Also as of June 30, 2002, we had $5.4 million of cash and cash equivalents, $12.2 million of short-term marketable securities and $22.8 million of working capital.

For the six months ended June 30, 2002, net cash used in operating activities was $5.5 million, principally due to our net loss and increases in accounts receivable (prior to consideration of related reserves). Our investing activities for this period were limited to the purchase of property and equipment in the amount of $0.6 million and net purchases or sales of both short-term and long-term investment instruments. Also, we capitalized $0.8 million in costs associated with legal action we initiated in 2001 in defense of our patent rights (see Part II, “Legal Proceedings” for discussion of this and other legal proceedings). Net cash provided by financing activities was $0.9 million, principally from the issuance of common shares.

We have, from time to time, financed equipment through capital and operating leases. As of June 30, 2002, our future minimum payments due under capital and operating leases are as follows (in thousands):

Future minimum capital lease payments

Payments due in the remainder of 2002	$ 77
Less imputed interest (including warrants)	(3)

Present value of future minimum capital lease payments	$ 74

Future minimum operating lease payments

Remainder of 2002	$ 270
2003	539
2004	360

Total of future minimum operating lease payments	$1,169

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

Recent Accounting Pronouncements

In July 2002, The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The Company does not believe adoption of this statement will materially impact its financial position or results of operations.

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

In July 1999, the United States Patent and Trademark Office declared an interference involving us, which was provoked by RadioTherapeutics Corporation, a competitor of ours and a wholly owned subsidiary of Boston Scientific Corporation in which the validity of a patent claim previously issued to us is being called into question. The claim being questioned is one of a number of issued patent claims that cover the curvature of the array at the tip of our disposable devices. In February 2001, the USPTO issued a decision on preliminary motions filed in the patent interference proceeding. The decision found that one of the claims in our United States Patent No. 5,536,267 (claim no. 32) is invalid. We expect to receive final confirmation of that decision later this year. In the event that the decision is confirmed, we plan to file a motion in a United States District Court requesting review of the decision. Final determination of the patent interference proceeding may take several years. If the final determination of the United States District Court results in the issuance of patent rights related to the claim to RadioTherapeutics and we were unable to obtain a license to use the relevant patent or successfully modify our disposable device, we could be unable to sell our system and our business could suffer.

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

We have been sued for patent infringement by two Boston Scientific Corporation entities, UneMed Corporation and their licensors and if we do not prevail in this lawsuit, we could be prevented from selling our products and our business could suffer.

On April 11, 2002, RadioTherapeutics Corporation and SciMed Life Systems, Inc., (two wholly-owned subsidiaries of Boston Scientific Corporation), the Board of Regents of the University of Nebraska, and UneMed Corporation filed a complaint against us alleging that certain of our products infringe a patent assigned to the University of Nebraska and licensed by UneMed and RadioTherapeutics and a patent owned by SciMed. Also, in a separate action initiated on July 9, 2002, Boston Scientific Corporation, the University of Kansas and the University of Kansas Medical Center Research Institute filed a complaint against us alleging that certain of our products infringe a patent assigned to the University of Kansas and licensed by Boston Scientific. In addition, we are aware of the existence of patents held by competitors in our market, which could result in additional patent lawsuits against us. In the event that we do not prevail in these lawsuits or if we are subject to additional patent litigation and we are found to infringe, we could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. If we were unable to obtain a license or successfully redesign our products, we may be prevented from selling our products and our business could suffer.

We have a history of losses, anticipate significant increases in our operating expenses over the next several years and may never achieve profitability.

Although we anticipate that our operating expenses will stabilize in absolute dollars for the foreseeable future, to become profitable we must continue to increase our sales. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. In particular, we incurred net losses of $7.7 million in the first six months of 2002, $13.0 million in 2001, $12.8 million in 2000 and $7.5 million in 1999. At June 30, 2002, we had an accumulated deficit of approximately $62.1 million.

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

We are also aware of several small companies in international markets which sell products that compete directly with ours. These companies could erode our international market share in the future.

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

Because our future profitability will depend in part on our ability to grow product sales in international markets, we are exposed to risks specific to business operations outside the United States. These risks include:

•	the challenge of managing international sales without direct access to the end customer;

•	the risk of inventory build-up by our distributors which could negatively impact sales in future periods;

•	obtaining reimbursement for procedures using our devices in some foreign markets;

•	the burden of complying with complex and changing foreign regulatory requirements;

•	longer accounts receivable collection time;

•
significant currency fluctuations, which could cause our distributors to reduce the number of products they purchase from us because the cost of our products to them could increase relative to the price they could charge their customers;

•	reduced protection of intellectual property rights in some foreign countries; and

•	contractual provisions governed by foreign laws.

We are substantially dependent on two distributors in our international markets, and if we lose either distributor or if either distributor significantly reduces their product demand, our international and total revenues could decline.

We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. It accounted for 44 percent of our international revenues for the six months ended June 30, 2002 and 31 percent of our international revenues in 2001. M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, accounted for 27 percent of our international revenues for the six months ended June 30, 2002 and 17 percent of our international revenues for 2001. Because international revenues accounted for 28 percent of our total revenues for the six months ended June 30, 2002 and these two distributors represented 71 percent of that total, the loss of either distributor or a significant decrease in unit purchases by either distributor could cause revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

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

In recent quarters we have significantly increased our reserve for uncollectible accounts to address the risk associated with longer collection periods that have arisen principally with our European distributors. If difficult economic conditions persist, and our collection experience worsens as a result, we may need to further adjust our reserve for uncollectible accounts in future periods, thereby reducing profits.

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

Physicians, hospitals and other health care providers may be reluctant to purchase our products if they do not receive substantial reimbursement for the cost of the procedures using our products from third-party payors, such as Medicare, Medicaid and private health insurance plans. Even though in February of 2002 we were successful in establishing a new CPT code related to liver procedures with the American Medical Association, a payor still may not reimburse adequately for the procedure or product. In addition, there is no specific reimbursement code for radiofrequency ablation of tumors in other organs. Further, we believe the advent of fixed payment schedules has made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. Fixed payment schedules typically permit reimbursement for a procedure rather than a device. If physicians believe that our system will add cost to a procedure but will not add sufficient offsetting economic or clinical benefits, physician adoption could be slowed.

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

We have significantly expanded our direct sales force in the United States over the past eighteen months and may increase it in the future. There is intense competition for skilled sales and marketing employees, especially for people who have experience selling disposable devices and generators to the physicians in our target market, and we may be unable to hire skilled individuals to sell our products. Any inability to build and effectively manage our direct sales force could negatively impact our growth.

We may incur significant costs related to a class action lawsuit due to the volatility of our stock.

Our stock price may fluctuate for a number of reasons including:

•	our ability to successfully commercialize our products;

•	announcements regarding patent litigation or the issuance of patents to us or our competitors;

•	quarterly fluctuations in our results of operations;

•	announcements of technological or competitive developments;

•	regulatory developments regarding us or our competitors;

•	acquisitions or strategic alliances by us or our competitors;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts; and

•	general market conditions, particularly for companies with small market capitalizations.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

On July 9, 2002, Boston Scientific Corporation, the University of Kansas and the University of Kansas Medical Center Research Institute filed a complaint against us in United States District Court for the Northern District of California. The principal parties in the dispute are Boston Scientific Corporation, the University of Kansas, the University of Kansas Medical Center Research Institute and RITA. The factual basis alleged to underlie the claim is that certain of our products infringe a patent licensed by Boston Scientific from the University of Kansas. The complaint seeks unspecified monetary damages and injunctive relief.

On April 11, 2002, RadioTherapeutics Corporation and SciMed Life Systems, Inc., (two wholly-owned subsidiaries of Boston Scientific Corporation), the Board of Regents of the University of Nebraska, and UneMed Corporation filed a complaint against us in United States District Court for the Northern District of California. The principal parties in the dispute are RadioTherapeutics, SciMed, the Board of Regents of the University of Nebraska, UneMed Corporation and RITA. The factual basis alleged to underlie the claim is that certain of our products infringe a patent licensed by UneMed and RadioTherapeutics and a patent owned by SciMed. The complaint seeks unspecified monetary damages and injunctive relief.

On August 27, 2001 we filed a complaint against RadioTherapeutics Corporation in the United States District Court for the Northern District of California. The principal parties in the proceeding are RadioTherapeutics and RITA. The factual basis underlying the proceeding is our claim that the sale by RadioTherapeutics of its radiofrequency ablation products infringes six of our patents. On October 17, 2001, RadioTherapeutics filed an answer and affirmative defenses to our complaint denying certain of the allegations in the complaint and asserting counterclaims requesting declaratory relief that RadioTherapeutics is not infringing our patents and that our asserted patents are invalid and unenforceable. RadioTherapeutics has also moved to stay the litigation pending the outcome of the patent interference proceeding described below. Our complaint seeks treble damages against RadioTherapeutics for its sale of radiofrequency ablation products, as well as temporary and permanent injunctive relief enjoining RadioTherapeutics from further infringement of our patents.

We are also involved in a patent interference proceeding before the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office. On July 16, 1999 the United States Patent and Trademark Office declared an interference between a claim of one of our issued patents and claims of a patent application controlled by RadioTherapeutics. The principal parties in the proceeding are RadioTherapeutics and RITA. The factual basis alleged to underlie the claim is the determination by the commissioner of the United States Patent and Trademark Office that our patent and the RadioTherapeutics patent application interfere. In the interference proceeding, RadioTherapeutics seeks to invalidate our patent claim and to establish the patentability of the claims in their patent application. We seek to maintain the priority of our patent claim.

We are also involved in a patent opposition pending before the European Patent Office. This opposition was instituted on March 2, 2000. The principal parties are RadioTherapeutics and RITA. The factual basis alleged to underlie the proceeding is the claim by RadioTherapeutics that our European patent is not valid. In the opposition, RadioTherapeutics seeks to have our patent declared invalid and to have our patent cancelled. We are defending our patent and seek to defend it as issued. On February 7, 2002, the European Patent Office determined that we are entitled to Patent No. 0777445 covering radiofrequency ablation technology, approving 27 claims. Both parties have appealed this ruling.

In addition to these patent proceedings, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2.    Changes in Securities and Use of Proceeds.    Not applicable.

Item 3.    Defaults Upon Senior Securities.    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 30, 2002, the Annual Meeting of Stockholders of RITA Medical Systems, Inc. was held in Menlo Park, California.

An election of Class II directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2005:

John Gilbert	(10,928,449 votes for, 5,581 votes withheld)
Gordon Russell	(10,914,027 votes for, 20,003 votes withheld)

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each matter were as follows:

•
To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002 (10,931,668 votes in favor, 268 votes opposed, 2,094 votes abstaining).

Item 5.    Other Information.    Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.26	Amendment dated April 19, 2002 to Employment Agreement with Barry Cheskin dated March 21, 1997.

10.27	Amendment dated April 17, 2002 to Employment Agreement with Daniel Balbierz dated March 19, 1998.

10.28	Separation Agreement with Eric Mueninghoff dated April 22, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:    Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC

By:	/S/ DONALD STEWART

Donald Stewart Chief Financial Officer and Vice President, Finance and Administration
Date:  August 14, 2002

EXHIBIT INDEX

10.26	Amendment dated April 19, 2002 to Employment Agreement with Barry Cheskin dated March 21, 1997.

10.27	Amendment dated April 17, 2002 to Employment Agreement with Daniel Balbierz dated March 19, 1998.

10.28	Separation Agreement with Eric Mueninghoff dated April 22, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.