Form 10-K
period 2002-12-31
RITA MEDICAL SYSTEMS INC
filed 2003-03-28
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30959

RITA MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3199149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

967 N. Shoreline Blvd.

Mountain View, CA 94043

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 650-314-3400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $94,504,062 as of June 28, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 17,253,361 shares of the registrant’s Common Stock issued and outstanding as of February 28, 2003.

RITA Medical Systems, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2002

Filing Sections

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

We are currently focused on addressing the liver cancer market and are increasing our focus on the bone cancer market. We believe our system offers a viable option to patients who previously had few or no effective alternatives. We estimate that the worldwide market opportunity for the radiofrequency ablation of unresectable liver cancer is approximately $500 million annually and $600 million annually for the radiofrequency ablation of painful tumors that have metastasized or spread to the bone.

In addition to liver and bone cancer, we believe that our minimal ly invasive technology may in the future be applied to the treatment of other types of cancerous or benign tumors, including tumors of the lung, breast, uterus, prostate and kidney. We believe the market opportunity for these additional applications exceeds $1 billion annually.

We have received regulatory clearance for sale in major markets worldwide, including the United States. In March 2000, RITA became the first radiofrequency ablation company to receive specific FDA clearance for unresectable liver lesions in addition to its previous general FDA clearance for the ablation of soft tissue. In October 2002, RITA again became the first company to receive specific FDA clearance, this time, for the palliation of pain associated with metastatic lesions involving bone. Our system is distributed in the United States through our direct sales force and internationally through distribution partners. Since our product launch, we have sold over 45,000 disposable devices.

RITA has a broad patent portfolio. As of December 31, 2002, we had 48 issued patents worldwide and 63 United States and foreign patent applications pending. The issued patents cover, among other things, deployable multi-array electrode technology and temperature feedback technology.

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

Surgery

While surgery is considered the “gold standard” treatment option to address liver tumors, approximately 70 to 90 percent of liver cancer patients are unresectable, which means they do not qualify for surgery. This is most often due to the following:

•	Operative risk: limited liver function or poor patient health threatens survival as a result of the surgery; or

•	Technical feasibility: the proximity of a cancerous tumor to a critical organ or artery, or the size, location on the liver or number of tumors makes surgery infeasible.

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

While cryosurgery is considered to be relatively effective with one-year local recurrence rates of approximately 10 percent, we believe adoption of this procedure has been limited by the following factors:

•	it is not an option for patients who cannot tolerate an open surgical procedure;

•	it involves significant complications which are similar to other open surgical procedures, as well as liver fracture and hemorrhaging caused by the cycle of freezing and thawing;

•	it is associated with mortality rates estimated to be between one and five percent; and

•	it is expensive compared to other alternatives.

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

Bone Metastases Market and Treatment Options

One of the most common sites of the spread of cancer or metastases is the bone. The worldwide incidence of bone metastases is estimated to be over 1 million cases each year with over 400,000 new cases in the U.S. alone. Most of these patients have breast and prostate cancer that eventually spreads to the bone, though some also have other types of cancer, such as kidney and lung cancer. More than 75% of patients with bone metastases report pain associated with this condition. The primary treatment options for painful bone metastases are analgesics and radiation therapy. Slightly over half of patients respond to conventional treatments such as these, but the remainder get inadequate relief or no relief at all.

The RITA Solution

Our Procedure

Our proprietary system is designed to use radiofrequency energy to provide a minimally invasive approach to ablating solid cancerous or benign tumors. Our system delivers radiofrequency energy to raise the temperature of cells above 45 to 50°C, causing cellular death.

The physician inserts the RITA disposable needle electrode device into the target body tissue, typically under ultrasound guidance. Once the device is inserted, pushing on the handle of the device causes a group of curved wires to be deployed from the tip of the electrode. When the power is turned on, these wires deliver radiofrequency energy throughout the tumor. In addition, temperature sensors on the tips of the wires measure tissue temperature throughout the procedure. During the procedure, our system automatically adjusts the amount of energy delivered in order to maintain the temperature necessary to ablate the targeted tissue. For a typical five centimeter ablation using our latest product, the ablation process takes approximately ten minutes. When the ablation is complete, pulling back on the handle of the device causes the curved wire array to be retracted into the device so it can be removed from the body. Our disposable device can cauterize the tissue along the needle tract, which we believe kills any residual cancer cells that might be removed from the tumor.

Benefits of the RITA System

The benefits of our system include:

•	Effective Treatment Option. We believe that our system provides an effective treatment option to liver cancer patients who previously had few options available to effectively address their unresectable liver tumors. Further, our system provides an effective treatment option for patients whose tumors have metastasized to the bone and cause pain that cannot be adequately relieved by other means. In the future, our system may offer patients with other types of tumors a better treatment option.

•	Minimally Invasive Procedure. The RITA system offers physicians an effective minimally invasive treatment option with few side effects or complications. Our products can be used in an outpatient procedure that requires only local anesthesia, and patients are typically sent home the same day with a small bandage over the entry site. Alternatively, patients can be treated with just an overnight hospital stay either through a small puncture in the skin or laparoscopically through several small incisions. Compared to existing alternatives, we believe our minimally invasive procedure is cost effective and can result in reduced hospital stays.

•	Proprietary Array Design and Temperature Feedback Provide Procedural Control. Our array design enables the physician to predictably ablate large volumes of targeted tissue. In addition, our temperature feedback feature allows physicians to ensure that the temperature is high enough throughout the tissue to achieve cell death.

•	Repeat Treatments Possible. Cancer is a recurrent disease. However, due to the invasive nature of other treatment options, such as surgery, the majority of patients who undergo traditional therapies cannot be retreated in the event that new tumors appear or previously treated tumors reappear. Because of the minimally invasive nature of our procedure, patients treated with our system can often be retreated.

•	Broadly Applicable Technology. Our significant clinical experience with liver tumors and bone tumors as well as feasibility studies in other organs indicates that our technology may in the future be broadly applied to the ablative treatment of solid tumors in the lung, uterus, breast, prostate and kidney.

While there are numerous benefits of our system, there are some side effects of treatment as well. Published reports on the use of the RITA system indicate low overall complication rates. These include ground-pad burns, which are burns that can occur when there is a concentration of heat at the ground-pad site, bleeding, abscesses and, in cases involving the treatment of bone tumors, fractures and nerve damage. Studies have also shown some recurrence of tumors following treatment with our system. However, in many cases where tumors recur, our procedure can be repeated. In rare cases, physician misuse of our system has resulted in patient deaths.

Our Business Strategy

Our goal is to be the leading provider of minimally invasive devices for the treatment of solid cancerous or benign tumors. To achieve this goal, we plan to do the following:

•	Increase Our Penetration of the Liver Cancer Market. We believe we can capitalize on the opportunity to increase our penetration of the market for the radiofrequency ablation of unresectable liver tumors, which is currently estimated to be $500 million annually. We intend to execute this strategy by doing the following:

•	Increase awareness among key physicians through sales, marketing and training programs including programs directed specifically at medical oncologists, who are a key referral source for this procedure;

•	Conduct additional clinical research to provide data supporting the expanded use of our products; and

•	Drive patient awareness with marketing efforts and an Internet site focused on educating patients on the benefits of the RITA system for liver cancer.

•	Expand the Application of Our Proprietary Technology to Markets Beyond Liver Cancer. We believe our minimally invasive proprietary technology can be broadly applied to the treatment of other types of cancerous and benign tumors, including tumors in the bone, lung, breast, prostate, uterus and kidney. We recently received FDA clearance for treating painful bone metastases and plan to expand our marketing efforts to capitalize on this opportunity. We plan to build on our extensive clinical experience in liver tumors as well as studies in additional organs to support the extension of our technology to additional applications in the future. We estimate that the market for these additional applications exceeds $1 billion annually.

•	Continue to Advance Technology. We intend to aggressively pursue ongoing research and development of additional products and technologies. We plan to continue to expand and improve our product offerings to better serve patients with solid cancerous or benign tumors whose needs are not met by existing treatments.

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

Radiofrequency energy supplied by the generator produces ionic agitation, or cellular friction, in the tissue closely surrounding the electrode. This friction produces heat that can be used to predictably ablate volumes of tissue. To effectively ablate tissue, it must be heated to an approximate temperature of 45 to 50°C, or 113 to 122°F.

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

Some of our products make use of saline to enhance the ablation process. This saline is used to irrigate the ablation site and is delivered through the curved array of wires in our devices. The use of saline can significantly increase the speed of the ablation treatment.

Products

The RITA system consists of a radiofrequency generator and a family of disposable devices. The following chart summarizes our current product offerings.

	Product Name	Description	Year of Introduction	U.S. List Price
Disposable Devices:	Model 70	Creates a scalable 2 to 3 centimeter ablation. Compatible with the Model 500 generator.	1999	$1,100
	StarBurst	Creates a scalable 2 to 3 centimeter ablation. Compatible with the Model 1500 and 1500X generator.	2000	$1,100
	StarBurst XL	Creates a scalable 3 to 5 centimeter ablation. Compatible with the Model 1500 and 1500x generator.	2000	$1,440
	StarBurst Flex	Creates a scalable 3 to 5 centimeter ablation and has a flexible shaft. Compatible with the Model 1500 and 1500X generator.	2002	$2,195
	5 cm Starburst XLi	Creates a scalable 4 to 5 centimeter ablation. Compatible with the Model 1500 and 1500X generator; requires an accessory infusion pump for irrigation of saline.	2001	$2,195
	7 cm Starburst XLi	Creates a scalable 4 to 7 centimeter ablation. Compatible with the Model 1500 and 1500X generator; requires an accessory infusion pump for irrigation of saline.	2001	$2,495
Generators:	Model 500	50 Watt Generator	1997	$30,000
	Model 1500	150 Watt Generator	2000	$37,500
	Model 1500X	250 Watt Capable Generator with Field-Software Upgradeability	2002	$37,500

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

Our disposable devices are available in different array sizes to allow the physician to create a spherical ablation volume of anywhere from two to seven centimeters. Three centimeters is slightly smaller than a ping-pong ball. Seven centimeters is approximately the size of a tennis ball. In addition, depending on product line, the devices are available in 10,12,15 or 25 centimeter lengths to allow physicians to access tumors that are located more or less deeply within the body. Each disposable device is supplied with one or more ground pads to allow a return path for the flow of radiofrequency energy from the patient back to the generator. Sales of disposable devices accounted for 75% of sales for the year ended December 31, 2002, 78% of sales for the year ended December 31, 2001 and 67% of sales for the year ended December 31, 2000.

Generators

All of our generators employ an internal computer to assist the physician in safely and effectively controlling the delivery of radiofrequency during the ablation. In addition, each generator has a display to convey information to the physician while using the system. Our Model 1500 generators have the ability, using optional software running on a laptop computer, to display real-time, color-coded graphs of items such as power, and temperature and impedance to aid the user in controlling the system and to collect procedural information for the patient’s record. Our Model 1500X generators also have the ability to have their software changed in the field through the insertion of a small card containing electronic memory circuits. Sales of generators accounted for 25% of sales for the year ended December 31, 2002, 22% of sales for the year ended December 31, 2001 and 33% of sales for the year ended December 31, 2000.

Sales and Marketing

We have a geographically diverse customer base which includes the United States, Europe and Asia. Our customers include surgical oncologists, hepatobiliary surgeons, liver transplant surgeons, laparoscopists and interventional radiologists. We also target patient referral sources, including colorectal surgeons, radiation oncologists and medical oncologists. Revenue from customers in the United States totaled $12.9 million for the year ended December 31, 2002, $8.0 million for the year ended December 31, 2001 and $3.9 million for the year ended December 31, 2000. Revenue from customers outside of the United States totaled $4.5 million for the year ended December 31, 2002, $6.8 million for the year ended December 31, 2001 and $6.1 million for the year ended December 31, 2000.

In the United States, we market our products through a direct sales force consisting of approximately 25 field representatives with 4 regional managers. Overseas, we market our products through distribution partners. To date, we have entered into agreements with distributors in the major countries in Europe and Asia. RITA also has several full-time field representatives or managers who are responsible for directing, supporting and monitoring our international distributors’ activities.

Our marketing and sales efforts are directed at placing generators at key cancer centers and other leading medical centers worldwide and then working with those centers’ physicians to increase their usage of our disposable devices. We recognize that our predominant source of recurring revenue will be from our disposable devices, which can only be used once a generator is placed. To facilitate generator placement at medical centers, we have established a variety of programs, including volume discount and preferred customer discount programs. However, the majority of our systems are sold to our customers.

We plan to continue to drive physician adoption by increasing awareness of the RITA system among potential users. We have established relationships with leading physicians at prominent cancer and other leading medical institutions, many of whom we believe are now strong advocates of our products. To increase adoption of our system, we are involving these physicians in formal courses, doctor-to-doctor preceptorship programs and hands-on training programs. We also offer programs to assist our customers in marketing the benefits of the RITA system to referring clinical oncologists and colorectal surgeons. In addition, since cancer treatment options are often affected by patient choice, we are expanding public awareness in this area through a patient education Internet site that focuses on liver cancer.

Competition

The medical device industry is subject to intense competition. Accordingly, our future success will depend on our ability to meet the clinical needs of physicians, improve patient outcomes and remain cost-effective for payors. There are a limited number of treatment alternatives available to patients with liver cancer. The traditional treatment options include surgery, chemotherapy, cryosurgery, percutaneous ethanol injections and radiation therapy. There are a limited number of treatment options available to patients with painful bone metastases. These options include radiation therapy and analgesics. We do not believe any of these treatments are directly competitive with our products, as none are intended to use heat to ablate liver lesions or painful bone metastases. Further, these treatments generally have limited efficacy and/or applicability.

RadioTherapeutics Corporation, a division of Boston Scientific Corporation, and Radionics, a division of Tyco Healthcare, which is a division of Tyco International, are the two companies whose products compete directly with ours in the United States and overseas. Both companies offer systems that include a generator and disposable electrodes and use radiofrequency energy to ablate soft tissue. However, neither system is designed to provide physicians with the temperature feedback throughout the tissue that we believe is important to help ensure successful tissue ablation.

We believe the principal competitive factors in our markets are:

•	improved patient outcomes;

•	the publication of favorable peer-reviewed clinical studies;

•	acceptance by leading physicians;

•	ease of use of our generators and electrode devices;

•	sales and marketing capability;

•	reimbursement levels to customers;

•	regulatory approvals;

•	timing and acceptance of product innovation;

•	patent protection;

•	product quality and reliability; and

•	cost effectiveness.

While there are several international companies using radiofrequency technology to treat cancer, we do not expect these companies to establish a meaningful presence in our core domestic market in the near future. If companies that currently sell products that utilize radiofrequency energy enter our market or products using microwave or laser or other thermal energy prove to be useful, competition could increase.

Third-Party Reimbursement

Establishing reimbursement for any new technology is a challenge in the current environment of cost containment and managed care. Currently hospitals are reimbursed for procedures using our products based on established general reimbursement codes. Physicians submit a patient case history and data supporting the applicability of our system to the patient’s condition in order to obtain reimbursement. To date, we believe most of our physician and hospital customers in the United States have been successful in obtaining reimbursement from third-party payors of the costs related to our liver procedure. We are also aware that reimbursement levels are highest when our liver procedure is conducted by physicians on an inpatient basis. The American Medical Association has recently approved specific physician reimbursement codes for open, laparoscopic and percutaneous liver tumor ablation procedures that became effective in 2002. While the approval of specific physician reimbursement codes will not require insurance providers to reimburse physicians for procedures using our products, it will eliminate the need for extra supporting documentation and simplify the process for hospitals and physicians to obtain reimbursement. There is limited reimbursement experience with applications outside liver cancer and the reimbursement for those applications may not be as favorable.

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

Clinical Research and Product Development

Our clinical research staff regularly works with clinicians and medical and academic institutions in the development of new technologies and the evaluation and testing of our products. These relationships are valuable in generating data necessary for regulatory compliance. Our research and development efforts are currently focused on the extension of our technology to address tumors of the breast, bone and uterus, and initial results of our bone, lung, uterine fibroid and breast clinical investigations have been published or presented.

We believe that we have a strong base of proprietary design, development and manufacturing capabilities. We have particular expertise in the core research and development areas relevant to the production of new disposable electrode devices for use in conjunction with our radiofrequency generators. We are working on a number of enhancements to our existing ablation products that we believe will further improve their usefulness and performance. During the past three fiscal years, we have spent the following amounts on company-sponsored research and development efforts: $5.1 million in 2002, $6.5 million in 2001 and $5.6 million in 2000.

Patents and Proprietary Technology

We believe that a key element of our competitive advantage depends on our ability to develop and maintain the proprietary aspects of our technology. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws to protect our intellectual property. As of, December 31, 2002, we had 48 issued patents worldwide and 63 United States and foreign patent applications pending. The issued patents cover, among other things, deployable multi-array electrode technology and temperature feedback technology. Our United States patents expire between 2012 and 2018. Our European-wide patent expires in 2015 and our Japanese patent expires in 2015.

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

To date, all of our products have received 510(k) clearances or are exempt from the 510(k) clearance process. Our initial clearances in the United States were general in nature and allow our products to be marketed for the ablation of soft tissue. In March 2000, we received a specific 510(k) clearance from the FDA for the partial or complete ablation of nonresectable liver lesions. In October 2002, we received another specific 510(k) clearance, this time for the palliation of pain associated with metastatic lesions involving bone in patients who have failed or are not candidates for standard pain therapy. While we have been successful to date in obtaining regulatory clearance of our products through the 510(k) notification process, if the FDA concludes that any product does not meet the requirements for 510(k) clearance, then a premarket approval would be required and the time required for obtaining regulatory approval would be significantly lengthened.

Once 510(k) clearance has been received, any products that we manufacture or distribute are subject to extensive and continuing regulation by the FDA. Modifications to devices, including changes to product labeling, cleared via the 510(k) process may require a new 510(k) submission. We have made some modifications to some of our devices and we believe that such modifications do not require the filing of new 510(k) submissions. If the FDA requires us to file a new 510(k) submission for any device modification, we may be prohibited from marketing the modified device until the 510(k) is cleared by the FDA.

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

We are also subject to regulations and product registration requirements in many of the foreign countries in which we sell our products in the areas of product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The time required to obtain marketing approval or clearance required by foreign countries may be longer or shorter than that required for FDA approval or clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements. Either our distributors or we have received registrations and approvals to market certain of our products in international markets that include the European Economic Area, Japan, Korea, Canada, Australia, New Zealand, and other countries.

The European Union has promulgated rules, under the Medical Devices Directive, or MDD, which require medical devices to bear the “CE mark”. The CE mark is an international symbol of adherence to quality assurance standards. We obtained MDD certification in December 1996. We received our ISO9001/EN46001 recertification in January 2000 and have instituted all the systems necessary to meet the Medical Device Directive, thus acquiring the ability to affix the CE mark to our devices and export our devices to any EC-member country. New devices may be required to meet additional requirements before we affix the CE mark.

Manufacturing

Our manufacturing process for electrodes includes the inspection, assembly, testing, packaging and external sterilization of finished products. Our generators are currently manufactured to our specifications by outside contractors.

We devote significant attention to quality control of our products. We have established quality systems in conformance with the Quality System Regulation as mandated by the FDA. Our Mountain View, California facility received ISO 9001/EN46001 recertification in January 2000 and is in conformance with the European Medical Device Directive for sale of products in Europe.

Corporate History, Headquarters and Website Information

RITA was incorporated in California on January 6, 1994 and reincorporated in Delaware on May 9, 2000. Our principal executive offices are located at 967 N. Shoreline Blvd. Mountain View, California 94043. Our telephone number at that location is (650) 314-3400 and our website is www.ritamedical.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission.

Employees

As of January 31 February 28, 2003, we had 856 full-time employees, including 44 in sales and marketing, 20 in manufacturing, 10 in research and development and 112 in general and administrative functions. From time to time, we also employ independent contractors to support our organization.

Item 2.    Properties.

We are headquartered in Mountain View, California, where we lease one building with approximately 18,000 square feet of office, research and development and manufacturing space. The lease is noncancellable and expires in August 2004. We believe the facility is suitable and adequate to meet our current or foreseeable requirements through 2003 and that additional space will be available at commercially reasonable terms to meet future growth requirements. See also Note 4 in the “Notes to Consolidated Financial Statements” contained elsewhere in this Form 10-K.

Item 3.    Legal Proceedings.

On July 16, 1999, the United States Patent and Trademark Office declared an interference involving us, which was instituted by RadioTherapeutics Corporation, a competitor of ours and now a division of Boston Scientific Corporation, in which the validity of a patent claim previously issued to us was called into question. The principal parties in the proceeding are RadioTherapeutics and RITA. The claims at issue in the interference cover a radiofrequency ablation device having an array of deployable electrodes effective, in a deployed state, to define a tissue ablation volume. In February 2001, the Patent and Trademark Office issued a decision on preliminary motions filed in the patent interference proceeding. The decision found that one of the claims in our United States Patent No. 5,536,267 (claim no. 32) is invalid. On September 27, 2002, the Patent and Trademark Office Board of Patent Appeals and Interferences issued a final decision finding that RadioTherapeutics had failed to establish priority of invention over RITA’s established invention date and, therefore, were not themselves entitled to any patent claims in the interference. It also affirmed the earlier preliminary decision, described above, regarding claim no. 32. On October 16, 2002, RadioTherapeutics filed an action in the United States District Court for the Northern District of California seeking to reverse the Patent and Trademark Office Board of Patent Appeals’ priority decision, affirm its decision regarding claim no. 32, and to initiate a new interference between certain issued patent claims licensed to RadioTherapeutics and certain of the RITA’s patent claims. The factual basis alleged to underlie the new interference proceeding is the claim that our patent and the patent licensed to RadioTherapeutics interfere. RadioTherapeutics seeks to invalidate our patent claims. Final determination of these patent interference proceedings may take several years. If the United States District Court reverses the decision of the Patent and Trademark Office Board of Patent Appeals as to RadioTherapeutics’ entitlement to priority, and we were found to infringe RadioTherapeutics’ patent claims and were unable to obtain a license to use the relevant patent or successfully modify our disposable device, we could be unable to sell our system and our business could suffer. If the District Court affirms the Patent and Trademark Office Board of Patent Appeals’ decision regarding claim no. 32 or if RadioTherapeutics prevails on its new interference, we could lose one or more of our issued patent claims.

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

On April 11, 2002, RadioTherapeutics and SciMed Life Systems, Inc., (two divisions of Boston Scientific Corporation), the Board of Regents of the University of Nebraska, and UneMed Corporation filed a complaint against us in United States District Court for the Northern District of California. The principal parties in the dispute are RadioTherapeutics, SciMed, the Board of

Regents of the University of Nebraska, UneMed Corporation and RITA. The factual basis alleged to underlie the claim is that certain of our products infringe a patent licensed by UneMed and RadioTherapeutics and a patent owned by SciMed. The complaint seeks unspecified monetary damages and injunctive relief. RadioTherapeutics filed a first amended complaint on October 30, 2002 adding to the litigation a second patent assigned to the University of Nebraska and licensed to RadioTherapeutics.

On August 27, 2001 we filed a complaint against RadioTherapeutics in the United States District Court for the Northern District of California. The principal parties in the proceeding are RadioTherapeutics and RITA. The factual basis underlying the proceeding is our claim that the sale by RadioTherapeutics of its radiofrequency ablation products infringes six of our patents. On October 17, 2001, RadioTherapeutics filed an answer and affirmative defenses to our complaint denying certain of the allegations in the complaint and asserting counterclaims requesting declaratory relief that RadioTherapeutics is not infringing our patents and that our asserted patents are invalid and unenforceable. Our complaint seeks treble damages against RadioTherapeutics for its sale of radiofrequency ablation products, as well as injunctive relief enjoining RadioTherapeutics from further infringement of our patents.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol “RITA”. We commenced trading on July 27, 2000. The following table shows the high and low closing sales prices of our common stock by quarter for 2001 and 2002, and for January 1, 2003 through February 28, 2003, as reported by the Nasdaq National Market:

	HIGH	LOW
Year ended December 31, 2001
First quarter	$9.50	$2.81
Second quarter	$5.44	$3.38
Third quarter	$5.41	$2.66
Fourth quarter	$6.67	$2.81
Year ended December 31, 2002
First quarter	$10.05	$5.41
Second quarter	$10.25	$7.90
Third quarter	$9.77	$3.84
Fourth quarter	$7.04	$4.95
Year ended December 31, 2003
First quarter (through February 28, 2003)	$5.71	$4.10

On February 28, 2003, the last reported sales price of our common stock on the Nasdaq National Market was $4.5813. As of February 28, 2003, there were 94 holders of our common stock. This does not include the number of persons whose stock is in the nominee or “street name” accounts through brokers. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

No dividends have been declared on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. It is not expected that any dividends will be declared on our capital stock in the foreseeable future.

On January 24, 2003, the Company issued 2,045,453 shares of its unregistered common stock at a price of $4.40 per share to SF Capital Partners Ltd., Riverview Group, LLC, Baystar Capital II, L.P., and Baystar International II, L.P. The Company netted approximately $8.3 million after issuance fees and expenses. The issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. On February 14, 2003, the Company’s Registration Statement on Form S-3, which registered the shares of common stock sold to SF Capital Partners Ltd., Riverview Group, LLC, Baystar Capital II, L.P., and Baystar International II, L.P., was declared effective by the SEC.

Item 6.    Selected Financial Data.

You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The annual data presented below is derived from our audited consolidated financial statements. Our audited consolidated statement of operations for the years ended December 31, 2002, 2001 and 2000 and our audited consolidated balance sheet at December 31, 2002 and 2001 are presented elsewhere in this Form 10-K. The information provided below is in thousands, except for per share data.

	Years ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Sales	$17,393	$14,791	$10,010	$4,629	$1,137
Cost of goods sold	6,908	6,132	6,048	2,994	1,523

Gross profit (loss)	10,485	8,659	3,962	1,635	(386)

Operating expenses:
Research and development	5,052	6,489	5,615	3,931	2,729
Selling, general and administrative	19,366	16,646	12,052	5,452	3,606

Total operating expenses	24,418	23,135	17,667	9,383	6,335

Loss from operations	(13,933)	(14,476)	(13,705)	(7,748)	(6,721)
Interest and other income (expense), net	434	1,516	898	238	(28)

Net loss	$(13,499)	$(12,960)	$(12,807)	$(7,510)	$(6,749)

Net loss per share, basic and diluted	$(0.91)	$(0.90)	$(1.99)	$(9.33)	$(10.10)

Shares used in computing net loss per share, basic and diluted	14,890	14,353	6,440	805	668

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$12,835	$19,184	$40,057	$12,153	$7,644
Working capital	16,066	25,478	41,512	12,437	7,560
Total assets	24,166	35,834	46,270	15,705	9,009
Long-term obligations, net of current portion	—	—	180	1,854	—
Convertible preferred stock and preferred stock warrants	—	—	—	38,516	28,337
Common stock and additional paid-in capital	88,540	88,474	88,435	3,652	165
Total stockholders’ equity (deficit)	20,603	32,145	42,647	(26,991)	(20,510)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results” and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Business Overview and Discussion of Known Trends

We develop, manufacture and market minimally invasive products that use radiofrequency energy to treat patients with solid cancerous or benign tumors. In 2001, we commercially launched our StarBurst XLi family of disposable devices and significantly expanded our direct domestic sales organization and our international distribution network. In 2002, the XLi family of disposable devices gained wide acceptance in the United States. Also in 2002, we received regulatory approval from the FDA to use our products to treat pain associated with bone tumors, greatly increasing the potential market for our products.

Our products are sold in the United States through our direct sales force and internationally through distribution partners. For the year ended December 31, 2002, sales in the United States accounted for 74% of our total sales while sales in our international markets accounted for 26% of our total sales. We expect domestic sales to account for an increasing percentage the majority of total sales in future years due to our significant investment in our domestic sales force and because we expect only limited distribution of our premium-priced Starburst XLi family of disposable needles in international markets for the next several years of the favorable market environment. Also, we expect that inventory reductions by our distributors in Europe and Japan, coupled with ongoing reimbursement issues, to limit sales growth in these regions, at least for 2003. However, our international operations will continue to represent a significant, if decreasing, portion of our revenue because of the high incidence of primary liver cancer in Asian and European markets.

All of our revenue is derived from the sale of our disposable devices and radiofrequency generators. For the year ended December 31, 2002, 75% of our sales were derived from our disposable devices and 25% were derived from the sale of our generators. Generator revenue grew 34% in 2002 compared with 2001, while disposable product revenue grew by only 13% over the prior year period, primarily as a result of reduced disposable sales to our international distributors. Going forward, we will continue to focus on expanding our base of customer accounts and on increasing usage of our disposable products in our established accounts. As a result, we expect revenue from the sale of our higher-margin disposable devices to grow faster than revenue from the sale of our generators.

To date, essentially all of our revenue has come from products sold in the treatment of cancerous liver tumors. In 2002, however, we began to see some additional nominal revenue from the use of the RITA system sold for the treatment of patients with metastatic bone tumors, a market we expect to grow in 2003 and beyond. We are conducting research and clinical trials in other organs that may lead to additional sources of revenue in future years.

Our manufacturing costs consist of raw materials, including generators and ancillary hardware components produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Gross margins are affected by production volumes, average selling prices, the sales mix of higher-margin disposable devices versus generators and the mix of domestic direct sales versus international sales, which provide for standard distributor discounts. Our gross margin improved slightly in 2002, increasing to 60% from 59% in 2001, in response to the increasing percentages of domestic business in our sales mix and higher selling prices associated with our Starburst XLi family of disposable products, but was limited by charges associated with provisions for obsolete inventory. We believe our charges for obsolete product to be essentially complete. We expect gross margins to improve modestly in 2003 primarily as a result of improvements in our sales mix, the growing acceptance of our premium-priced Starburst XLi line of disposable devices, and reduced inventory reserve requirements.

For the year ended December 31, 2002, 21% of our operating expenses were related to research and development activities, down from 28% in 2001, with charges of $5.1 million compared with $6.5 million in the prior year period. We expect expenses for product development and clinical trials to remain stable in 2003, but legal expenses associated with our ongoing patent litigation are expected to significantly increase in 2003, resulting in higher reported research and development expense. Selling, general and administrative activities represented 79% of our operating expenses for the year, up from 72% in 2001, with charges of $19.4 million compared with $16.6 million in the prior year period. This increase resulted from investments in the expansion of our domestic sales force and international distribution support activities as well as physician training and patient awareness programs. Also, because we experienced collection difficulties with several of our international distributors in 2002, we increased our allowance for uncollectible accounts to 32% of gross trade receivables as of December 31, 2002, from 11% at December 31, 2001, further affecting growth in administrative expense. We plan to continue to invest in market growth and business development and as a result expect selling, general and administrative expenses to represent an increasing percentage of our operating expenses in 2003 and beyond. We also believe that the deterioration we experienced in international collections in 2002 will begin to stabilize in 2003. However, if we continue to experience difficulties with international collections we may need to further increase our allowance for uncollectible accounts in 2003, and may identify specific accounts that would be required to post a letter of credit or pay in advance to minimize credit risk to the Company.

Our working capital decreased to $16.1 million at December 31, 2002, from $25.5 million at December 31, 2001, primarily due to cash used to fund operations, although operating cash requirements were notably mitigated by a reduced investment in accounts and notes receivable. Our capital expenditures for 2002 totaled $0.9 million, down from $1.6 million in 2001, but we capitalized $1.8 million in legal costs incurred in defense of our patent rights during 2002, up from $0.3 million in 2001. We do not expect significantly increased capital expenditures in the near term, but capitalized legal costs are expected to grow significantly in 2003.

In connection with grants of stock options issued below fair market value to employees and options issued to non-employees, we have recorded deferred stock-based compensation as a component of stockholders’ equity. This stock-based compensation has been amortized as a charge to operations over the vesting periods of the options. We recorded amortization of deferred compensation of $0.5 million for the year ended December 31, 2002. As of December 31, 2002, all deferred stock-based compensation recorded by the Company has been fully amortized. We do not expect in the future to issue options below their fair market value, and therefore expect no further expenses associated with stock-based compensation.

We incurred net losses of $13.5 million for the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of $67.9 million. Due to the high costs associated with continued research and development programs, expanded clinical research programs and increased sales and marketing efforts, we expect to incur net losses for the full year 2003, but losses should diminish through the first three quarters of the year, and we expect to be modestly profitable around the end of 2003 or the first part of 2004. Profitability beyond this time frame will depend on our success in expanding product usage in our current market and in developing new markets. To the extent current or new markets do not materialize in accordance with our expectations, our sales and profitability could be lower than expected and we may be unable to achieve or sustain profitability.

We are currently involved in patent proceedings and may become a party to additional patent or product liability proceedings. The costs of such lawsuits or proceedings are expected to be material and could affect our earnings, financial position and cash flows. An adverse outcome in a patent lawsuit could require us to cease sales of affected products or to pay royalties and/or license fees, which could harm our results of operations.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies have been critical in the preparation of our financial statements because they involve a high degree of judgment and complexity. We believe users of our financial statements, including potential and current investors, will find an explanation of these policies important to understanding our discussions of financial condition, results of operations and liquidity. A more extensive review of all accounting policies considered to be significant in the preparation of our financial statements appears in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Trade accounts receivable and allowance for doubtful accounts:    We extend credit to our customers, who are primarily private companies in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and past transaction credit-worthiness and generally require no collateral. We maintain an allowance for doubtful accounts receivable based on our assessment of the likelihood of collection of individual accounts. This allowance may prove to be inadequate if collections fail to meet current estimates, which could occur as a result of general economic conditions or the insolvency of specific key customers.

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

Litigation costs:    In August 2001, we filed a complaint in the United States District Court for the Northern District of California against RadioTherapeutics Corporation. As discussed in Note 4 of our consolidated financial statements appearing elsewhere in this Form 10-K, the complaint alleges that RadioTherapeutics’ radiofrequency ablation products infringe six of our patents. The litigation costs thereby incurred in defense of our patents, approximately $2.1 million as of December 31, 2002, have been capitalized. Amortization of this asset has been matched to the remaining life of the six patents, approximately 10 years as of December 31, 2002. Although we expect a favorable outcome in this matter, an unsuccessful outcome would require an immediate charge to earnings of any remaining unamortized costs. It is probable that additional litigation costs will be capitalized in future periods.

Contingencies:    In addition to routine legal matters arising in the ordinary course of our business, we are involved in several matters relating to the defense of our patent rights or alleged infringement of the patent rights of others. While we believe that the outcome of our outstanding legal proceedings, claims and litigation will not have a material adverse effect on our business, results of operations, financial condition or cash flows, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We record loss contingencies in the financial statements when it is determined that we have incurred a loss that is probable and the amount of the loss is reasonably estimable, in accordance with SFAS 5, “Accounting for Contingencies.” As of December 31, 2002, we have not recorded any liabilities for legal contingencies because we do not believe we have probable potential losses. This assessment could change in the future based on changes in the status of these matters and/or their ultimate outcomes.

Revenue recognition:    Revenue is recognized upon receipt of a customer purchase order and subsequent product shipment provided no significant obligations remain and collection of the associated receivable is deemed reasonably assured. This policy is applied to all of our customers, including our distributors, who have no price protection and no return rights on product purchased. Should changes in conditions or the status of obligations cause us to determine that our criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We do not generally engage in “bundling” transactions that would call for the deferral of revenue. Through December 31, 2002, all of our billings have been denominated in US dollars, although we expect relatively minor billings in foreign currencies in future periods.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 respectively:

	Years Ended December 31,
	2002	2001	2000
Sales	100%	100%	100%
Cost of goods sold	40%	41%	60%

Gross profit	60%	59%	40%

Operating expenses:
Research and development	29%	44%	56%
Selling, general and administrative	111%	113%	120%

Total operating expenses	140%	156%	176%

Loss from operations	(80%)	(98%)	(137%)
Interest and other income (expense), net	2%	10%	9%

Net loss	(78%)	(88%)	(128%)

Years Ended December 31, 2002 and 2001

For the year ended December 31, 2002, sales totaled $17.4 million, an increase of 18% from $14.8 million in 2001. We experienced growth in our domestic market, with domestic sales increasing by 61% over 2001, reflecting increased physician awareness of our technology and increased coverage from our domestic sales group, which was larger in 2002 than in 2001. Sales in our international markets decreased by 33%, as our global distributor network reduced inventories and coped with weak economic conditions. For the year ended December 31, 2002, domestic sales represented 74% of total revenue, compared to 54% in 2001. Sales of our disposable products grew by 13% and generator sales increased by 34% compared with 2001 results. Also, for the year ended December 31, 2002, disposable sales accounted for 75% of total revenue, compared to 78% in 2001. Results in 2002 in our domestic business were constrained by supply issues relating to accessory infusion pumps used with our Starburst XLi line of disposable products. We believe that these issues have been addressed and should have no further significant impact on revenues, but in the event that supply issues recur, our revenues and results could be negatively impacted. Our generator placements increased 51% compared with 2001, reflecting both the expansion of our customer base and the introduction of newer technology to our existing customers.

Cost of goods sold for the year ended December 31, 2002 was $6.9 million as compared to $6.1 million in 2001. Costs associated with increased unit shipments of generators and other hardware components of the RITA system increased by $1.0 million over 2001, but lower unit shipments of disposables resulted in a $0.7 million reduction in costs associated with these products. Also, cost of goods sold was affected by charges for obsolete inventory, which totaled $0.9 million for 2002, but were only nominal in 2001. Further, amortization of deferred stock-based compensation of $42,000 was included in 2002 cost of goods sold, down from $558,000 in 2001. Excluding the effect of the amortization of deferred stock-based compensation, our gross margin was 61% in 2002 compared with 62% in 2001, reflecting the higher percentage of sales accounted for by relatively low margin hardware sales and the increase in charges for obsolete inventory.

Research and development expenses for the year ended December 31, 2002 were $5.1 million as compared to $6.5 million in 2001. This decrease was primarily due to reductions in new product development costs and clinical trial costs, as the large development expenses associated with the introduction of our Starburst XLi product line in 2001 were not matched by similarly scaled programs in 2002. Also, amortization of deferred stock-based compensation was $216,000 for the year, down from $465,000 in 2001. We expect to continue to make substantial investments in research and development, and accelerating legal costs associated with defense of patent litigation matters may result in substantial increases in our research and development expenses in 2003 and beyond.

Selling, general and administrative expenses for the year ended December 31, 2002 were $19.4 million as compared to $16.6 million in 2001. The increase was primarily attributable to the 2001 expansion of our domestic sales organization, which resulted in higher compensation and travel expenses in 2002. Also, we made additional investments in market development and public relations, and recognized higher administrative expenses relating to provisions to our allowance for uncollectible accounts. Amortization of deferred stock-based compensation was $196,000 for the year, down from $349,000 in 2001. We anticipate that selling, general and administrative expenses will stabilize for 2003, as further significant growth in selling expenses is not expected for at least twelve months, and because we believe that future provisions to our allowance for uncollectible accounts will not be as large as those made in 2002.

Interest income was $0.5 million for the year ended December 31, 2002, down from $1.6 million in 2001, because average daily cash balances fell during 2002 as we utilized cash for operations. Interest expense for 2002 was $12,000, down from $86,000 in 2001, as we carried no bank debt in 2002 and recognized only nominal amounts of interest expense associated with capital lease payments.

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

Cost of goods sold for the year ended December 31, 2001 was $6.1 million as compared to $6.0 million in 2000. The growth in cost of goods sold was attributable primarily to higher material, labor, and overhead costs associated with increased unit shipments. Included in cost of goods sold was amortization of deferred stock-based compensation of $558,000, down from $926,000 in 2000. Excluding the effect of the amortization of deferred stock-based compensation, gross margins improved to 62% in 2001 from 49% in 2000. The improvement was due to higher average selling prices of our disposable devices, related to the launch of our premium-priced five and seven centimeter StarBurst XLi electrodes, and to the increasing proportions of domestic business and disposable products in our sales mix. Gross margins also benefited from manufacturing efficiencies attained through higher volume production of our disposable devices.

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

Selling, general and administrative expenses for the year ended December 31, 2001 were $16.6 million as compared to $12.1 million in 2000. The increase was primarily attributable to the major expansion of our domestic sales organization, additional investments in market development and public relations, and administrative expenses relating to provisions to our allowance for uncollectible accounts. Amortization of deferred stock-based compensation was $349,000 for the year, down from $2.9 million in 2000.

Interest income was $1.6 million for the years ended December 31, 2001 and 2000. Although average daily cash balances were higher in 2001 than in 2000, lower market interest rates resulted in no growth in interest income. Interest expense for 2001 was $86,000, down from $683,000 in 2000, as a result of repayment during the year of bank debt, all of which had been eliminated by June 2001.

Liquidity and Capital Resources

Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. To a lesser extent, we also financed our operations through equipment financing and other loans (see below), which were fully repaid as of December 31, 2002. As of December 31, 2002, we had $7.0 million of cash and cash equivalents, $5.9 million of marketable securities, $0.5 million in investments intended for resale and $16.1 million of working capital.

For the year ended December 31, 2002, net cash used in operating activities was $8.8 million principally due to our net loss of $13.5 million, offset by non-cash charges of $3.4 million, including depreciation and amortization, provisions to reserves for uncollectible accounts and inventory, and amortization of deferred stock-based compensation. Approximately $1.3 million in cash was provided by changes in working capital accounts, particularly reduced accounts receivable balances that resulted from the shift to domestic accounts, which are generally collected much faster than international accounts. Our investing activities for the year were limited to the purchase of property and equipment in the amount of $0.9 million and capitalization of certain patent defense litigation costs in the amount of $1.8 million. Maturities and (net) sales of investment instruments provided $10.2 million in cash in support of operations. Financing activities for the year provided $1.4 million in cash, including $1.6 million from the issuance of common stock offset by $0.2 million in capital lease payments.

For the year ended December 31, 2001, net cash used in operating activities was $14.2 million principally due to our net loss and increases in accounts receivable and inventory resulting from higher revenues, a lengthened collection cycle and the introduction of our Starburst XLi product line. Our investing activities for the year were limited to the purchase of property and equipment in the amount of $1.6 million and net purchases or sales of short-term investment instruments. Net cash used by financing activities for the year was $0.4 million, as payments on bank debt and lease obligations exceeded the proceeds received from issuance of common stock.

We have, from time to time, financed equipment through capital and operating leases. As of December 31, 2002, we had no future minimum payments due under capital leases; future minimum payments due under operating leases were as follows:

2003	$533
2004	356

Total of future minimum operating lease payments	$889

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Although it is difficult for us to predict future liquidity requirements with certainty, based on our cash-burn rate of approximately $0.9 million per month in 2002, we believe that our current cash and cash equivalents, including cash raised in the securities offering described below, will satisfy our cash requirements for at least the next 18 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to the Company and our stockholders.

Recent Development: Private Placement of Securities

In January of 2003, the Company issued 2,045,453 shares of unregistered common stock at a price of $4.40 per share, netting approximately $8.3 million after issuance fees and expenses. The issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. On February 14, 2003, the Company’s Registration Statement on Form S-3, which registered the shares of common stock sold to SF Capital Partners Ltd., Riverview Group, LLC, Baystar Capital II, L.P., and Baystar International II, L.P., was declared effective by the SEC.

Income Taxes

As of December 31, 2002, we had federal net operating loss carryforwards of approximately $57.5 million and state net operating loss carryforwards of approximately $22.3 million, available to offset future regular taxable income. We have fully reserved our deferred tax assets, however, because realization of favorable tax assets in future returns is very uncertain. The federal net operating loss carryforwards will expire between 2011 and 2022, and the state net operating loss carryforwards will expire between 2004 and 2013, if not utilized. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of the Company, and our utilization of our carryforwards could be restricted. See also Note 7 to “Notes to Consolidated Financial Statements” appearing elsewhere in this Form 10-K.

Recent Accounting Pronouncements

In July 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The standard nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The Company does not believe adoption of this statement will materially impact its financial position or results of operations.

In November 2002, the FASB issued FIN No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods beginning after December 15, 2002. The Company does not believe adoption of this statement will materially impact its financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe adoption of this statement will materially impact its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods endingbeginning after December 15, 2002. Adoption of this statement did not materially impact the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe adoption of this standard will materially impact its financial position or results of operations.

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

We are currently involved in a patent interference action and a patent opposition action involving RadioTherapeutics Corporation, a division of Boston Scientific Corporation and if we do not prevail in these actions, we may be unable to sell the RITA system.

In July 1999, the United States Patent and Trademark Office declared an interference involving us, which was provoked by RadioTherapeutics Corporation, a competitor of ours and a division of Boston Scientific Corporation, in which the validity of a patent claim previously issued to us was called into question. The claims at issue in the interference cover a radiofrequency ablation device having an array of deployable electrodes effective, in a deployed state, to define a tissue ablation volume. In February 2001, the Patent and Trademark Office issued a decision on preliminary motions filed in the patent interference proceeding. The decision found that one of the claims in our United States Patent No. 5,536,267 (claim no. 32) is invalid. On September 27, 2002, the Patent and Trademark Office Board of Patent Appeals and Interferences issued a final decision finding that RadioTherapeutics had failed to establish priority of invention over RITA s established invention date and, therefore, were not themselves entitled to any patent claims in the interference. It also affirmed the earlier preliminary decision, described above, regarding claim no. 32. On October 16, 2002, RadioTherapeutics filed an action in the United States District Court for the Northern District of California seeking to reverse the Patent and Trademark Office Board of Patent Appeals priority decision, to affirm its decision regarding claim no. 32, and to initiate a new interference between certain issued patent claims licensed to RadioTherapeutics and certain of RITA s patent claims. Final determination of these patent interference proceedings may take several years. If the United States District Court reverses the decision of the Patent and Trademark Office Board of Patent Appeals as to RadioTherapeutics entitlement to priority, and we were found to infringe RadioTherapeutics patent claims and were unable to obtain a license to use the relevant patent or successfully modify our disposable device, we could be unable to sell our system and our business could suffer. If the District Court affirms the Patent and Trademark Board s decision regarding claim no. 32 or if RadioTherapeutics prevails on its new interference, we could lose one or more of our issued patent claims.

In March 2000, RadioTherapeutics filed an opposition to our European Patent No. 0777445 before the European Patent Office. This patent covers the curvature of the array at the tip of our disposable devices. In this opposition, the validity of our issued patent is being questioned. In February 2002, the European Patent Office determined that we were entitled to European Patent No. 0777445. Both parties have appealed this ruling and a final decision is not expected in this proceeding for several years. If we do not prevail in the opposition proceeding, we could lose our only currently issued patent in Europe.

We have been sued for patent infringement by Boston Scientific Corporation and two of its divisions, UneMed Corporation and their respective licensors. If we do not prevail in these lawsuits or any that may be brought in the future, we could be prevented from selling our products and our business could suffer.

On April 11, 2002, RadioTherapeutics Corporation and SciMed Life Systems, Inc. (two divisions of Boston Scientific Corporation), the Board of Regents of the University of Nebraska, and UneMed Corporation filed a complaint against us alleging that certain of our products infringe a patent assigned to the University of Nebraska and licensed by UneMed and RadioTherapeutics and a patent owned by SciMed. RadioTherapeutics filed a first amended complaint on October 30, 2002 adding to the litigation a second patent assigned to the University of Nebraska and licensed to RadioTherapeutics. Also, in a separate action initiated on July 9, 2002, Boston Scientific Corporation and the University of Kansas filed a complaint against us alleging that certain of our products infringe a patent assigned to the University of Kansas and licensed by Boston Scientific. In addition, we are aware of the existence of patents held by competitors in our market, which could result in additional patent lawsuits against us. In the event that we do not prevail in the Boston Scientific lawsuits or if we are subject to additional patent litigation and we are found to infringe, we could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. If we were unable to obtain a license or successfully redesign our products, we may be prevented from selling our products and our business could suffer.

We have a history of losses, anticipate significant increases in our operating expenses over the next several years and may never achieve profitability.

Although we anticipate that our operating expenses will begin to stabilize in absolute dollars over the next several quarters, to become profitable we must continue to increase our sales and manage our operating expenses. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. In particular, we incurred net losses of $13.5 million in 2002, $13.0 million in 2001, $12.8 million in 2000 and $7.5 million in 1999. At December 31, 2002, we had an accumulated deficit of approximately $67.9 million.

In addition, we have incurred significant expenses related to disputes concerning our intellectual property position, including a lawsuit filed by us against RadioTherapeutics Corporation and anticipate that these expenses will continue to be significant while these actions are ongoing. If our current patent actions are not resolved in the near term, the timeframe to achieve profitability may be delayed.

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

We are also aware of several companies in international markets which sell products that compete directly with ours. These companies are affecting our international market share and may erode that share in the future. In addition, one of these companies, Berchtold Corporation, has recently received FDA clearance for using radiofrequency energy to ablate soft tissue.

Alternative therapies could prove to be superior to the RITA system, and physician adoption could be negatively affected.

In addition to competing against other companies offering products that use radiofrequency energy to ablate soft tissue, we also compete against companies developing, manufacturing and marketing alternative therapies that address both cancerous and benign tumors. If these alternative therapies prove to offer treatment options that are perceived to be superior to our system, physician adoption of our products could be negatively affected and our revenues could decline.

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

In the event a competitor infringes on our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert management s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we are unable to protect our intellectual property rights we could lose market share to our competitors and our business could suffer.

Our dependence on international revenues, which account for a significant portion of our revenues, could harm our business.

Because our future profitability will depend in part on our ability to grow product sales in international markets, we are exposed to risks specific to business operations outside the United States. These risks include:

•	the challenge of managing international sales without direct access to the end customer;

•	the risk of inventory build-up by our distributors which could negatively impact sales in future periods (for example, our distributor in Japan has built up a significant inventory of product in anticipation of the receipt of product and reimbursement approvals);

•	obtaining reimbursement for procedures using our devices in some foreign markets;

•	the burden of complying with complex and changing foreign regulatory requirements;

•	longer accounts receivable collection time;

•	significant currency fluctuations, which could cause our distributors to reduce the number of products they purchase from us because the cost of our products to them could increase relative to the price they could charge their customers;

•	reduced protection of intellectual property rights in some foreign countries; and

•	contractual provisions governed by foreign laws.

We are substantially dependent on two distributors in our international markets, and if we lose either distributor or if either distributor significantly reduces its product demand, our international and total revenues could decline.

We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. It accounted for 55 percent of our international revenues in 2002 and 31 percent of our international revenues in 2001. M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, accounted for 17 percent of our international revenues for 2002 and 17 percent of our international revenues for 2001. Because international revenues accounted for 26 percent of our total revenues for 2002 and these two distributors represented 72 percent of that total, the loss of either distributor or a significant decrease in unit purchases by either distributor could cause revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

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

We are aware that some of our international distributors have built up inventory of our products. As a result, future sales to these distributors could be negatively impacted. In addition, while these distributors have no price protection and no right of return relating to purchased products, if we permit the return of any of these products, we will have to adjust our revenues relating to these products which may also impact our revenue recognition policy on future distributor sales.

In recent quarters we have significantly increased our allowance for uncollectible accounts to address the risk associated with longer collection periods that have arisen principally with our European distributors. If difficult economic conditions persist, and our collection experience worsens as a result, we may need to further adjust our allowance for uncollectible accounts in future periods, thereby reducing profits.

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

Physicians, hospitals and other health care providers may be reluctant to purchase our products if they do not receive substantial reimbursement for the cost of the procedures using our products from third-party payors, such as Medicare, Medicaid and private health insurance plans. Even though in February of 2002 we were successful in establishing a new CPT code related to liver procedures with the American Medical Association, a payor still may not reimburse adequately for the procedure or product. We are aware of cases in which reimbursement for liver procedures using our system has been denied. In addition, there is no specific reimbursement code for radiofrequency ablation of tumors in other organs. Further, we believe the advent of fixed payment schedules has made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. Fixed payment schedules typically permit reimbursement for a procedure rather than a device. If physicians believe that our system will add cost to a procedure but will not add sufficient offsetting economic or clinical benefits, physician adoption could be slowed. In addition, reimbursement levels are highest when our products are used in an inpatient setting. If there is a trend toward the use of our products on an outpatient basis, reimbursement levels could be lower and physician use could decline.

We depend on key employees in a competitive market for skilled personnel and without additional employees, we cannot grow or achieve profitability.

We are highly dependent on the principal members of our management, operations and research and development staff, including our Chief Executive Officer and Chief Financial Officer. Our future success will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional personnel, including sales and marketing staff. The market for qualified management personnel in Northern California, where our offices are located, is competitive and is expected to continue to be competitive. Because the environment for good personnel is so competitive, costs related to compensation may increase significantly. If we are unable to attract and retain both the management team and key personnel we need to support and grow our business, our business will suffer.

We may be subject to costly and time-consuming product liability actions.

We manufacture medical devices that are used on patients in both minimally invasive and open surgical procedures and, as a result, we may be subject to product liability lawsuits. To date, we have not been subject to a product liability claim; however, any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we could have to pay any amount awarded by a court in excess of policy limits. Finally, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend and could result in the diversion of management s attention from managing our core business.

Any failure in our physician training efforts could result in lower than expected product sales.

It is critical to our sales effort to train a sufficient number of physicians and to instruct them properly in the procedures that utilize our products. We have established formal physician training programs and rely on physicians to devote adequate time to understanding how and when our products should be used. If physicians are not properly trained, they may misuse or ineffectively use our products. Such use may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity that could have an adverse effect on our product sales.

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

Securities class action litigation is often brought against a company after a period of volatility in the market price of its stock. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. Stock price fluctuations may be exaggerated if the trading volume of our common stock is low. Any securities litigation claims brought against us could result in substantial expense and divert management s attention from our core business.

We have limited experience manufacturing our disposable devices in substantial quantities, and if we are unable to hire sufficient additional personnel or to purchase additional equipment or are otherwise unable to meet customer demand, our business could suffer.

To be successful, we must manufacture our products in substantial quantities in compliance with regulatory requirements at acceptable costs. If we do not succeed in manufacturing quantities of our disposable devices that meet customer demand, we could lose customers and our business could suffer. At the present time, we have limited high-volume manufacturing experience. Our manufacturing operations are currently focused on the in-house assembly of our disposable devices. As we increase our manufacturing volume and the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. Because our manufacturing operations are primarily dependent upon manual assembly, if demand for our system increases we will need to hire additional personnel and may need to purchase additional equipment. If we are unable to sufficiently staff and equip our manufacturing operations or are otherwise unable to meet customer demand for our products, our business could suffer.

We are dependent on one supplier as the only source of a component that we use in our disposable devices, and any disruption in the supply of this component could negatively affect our business.

To date, there has been only one supplier available to provide us with a component that we include in our disposable devices. Recently, we have identified a second supplier, but we have not yet fully qualified them. However, a disruption in the supply of this component is still possible and could negatively affect revenues. If we were unable to remedy a disruption in supply of this component within twelve months, we could be required to redesign the handle of our disposable devices, which could divert engineering resources from other projects or add to product costs. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new materials. This clearance process may take a substantial period of time, and we may be unable to obtain necessary regulatory approvals for any new material to be used in our products on a timely basis, if at all. This could also create supply disruptions that could negatively affect our business.

We are dependent on two suppliers as our only sources of an accessory device used in conjunction with our Starburst XLi line of disposable devices, and any disruption in the supply of these devices could negatively affect our revenues.

Until December of 2002, we had only one supplier available to provide us with accessory infusion pumps used in conjunction with our Starburst XLi line of disposable devices. During the quarters ended September 30, 2002 and December 31, 2002, we experienced shortages in the supply of accessory infusion pumps. In December of 2002, we qualified a new accessory infusion pump from our existing supplier for which we now have approval from UL and conditional approval from TUV for use in the United States and Europe. Also in December of 2002, we qualified a second supplier of an accessory infusion pump, although we have not yet shipped this product to our customers commercially. Although we were able to remedy this supply disruption, future disruptions in the supply of this component are still possible and, in that event, our business could suffer through lower revenues or higher costs. Additionally, we have limited experience with both the primary and alternative pump and if either pump fails to perform as desired, revenues could be negatively affected.

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

We are subject to a host of federal, state, local and international regulations regarding the manufacture and marketing of our products. In particular, our failure to comply with FDA regulations could result in, among other things, seizures or recalls of our products, an injunction, substantial fines and/or criminal charges against our employees and us. The FDA s medical device reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction recurred.

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

Unless we are exempt, we must obtain the appropriate FDA approval or clearance before we can sell a new medical device in the United States. Obtaining this approval or clearance can be a lengthy and time-consuming process. To date, all of our products have received clearances from the FDA through premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act. However, if the FDA requires us to submit a new premarket notification under Section 510(k) for modifications to our existing products, or if the FDA requires us to go through a lengthier, more rigorous examination than we now expect, our product introductions or modifications could be delayed or canceled which could cause our revenues to be below expectations. The FDA may determine that future products will require the more costly, lengthy and uncertain premarket approval process. In addition, modifications to medical device products cleared via the 510(k) process may require a new 510(k) submission. We have made minor modifications to our system. Using the guidelines established by the FDA, we have determined that some of these modifications do not require us to file new 510(k) submissions. If the FDA disagrees with our determinations, we may not be able to sell the RITA system until the FDA has cleared new 510(k) submissions for these modifications, or they may require us to recall previously sold products. In addition, we intend to request additional label indications, such as approvals or clearances for the ablation of tumors in additional organs, including lung, uterus and breast, for our current products. The FDA may either deny these requests outright, require additional extensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of approval or clearance. Therefore, obtaining necessary approvals or clearances for these additional applications could be an expensive and lengthy process. In addition, in the course of the FDA process leading to clearance or approval for a new indication, FDA may request an advisory panel meeting or meetings to discuss the clinical data, the appropriate study design or other criteria for clearance or approval. In the event that the advisory panel advises FDA that the clinical data are inadequate or the study design or other criteria are inappropriate, and FDA concurs, the FDA clearance or approval process could be lengthened and anticipated revenues from that new indication would be delayed.

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

Because our executive officers and directors, and their respective affiliates, own approximately 26 percent of our outstanding common stock as of December 31, 2002, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage a takeover.

Provisions of our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that may discourage, delay or prevent a merger or acquisition or other change of control that a stockholder may consider favorable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to interest rate risk at December 31, 2002 is related to our investment portfolio; we have no interest rate sensitive borrowings as of that date. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings, should we acquire any, will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations, and our interest expense may be above our expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

We invest our excess cash in debt instruments of the United States government and its agencies and in high quality corporate issuers. The average contractual duration of our investments in 2002 was less than one year. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk arising from our investments.

All of our sales and purchases have historically been denominated in United States dollars. In the future, we may begin to make sales in other currencies such as the Euro. We believe we currently have no significant direct foreign currency exchange rate risk and that such risk in the future will be minimal.

Item 8.    Consolidated Financial Statements and Supplementary Data.

RITA Medical Systems, Inc.

Report of Independent Accountants

To the Stockholders and Board of Directors

of RITA Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RITA Medical Systems, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and comprehensive loss and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 24, 2003

RITA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$6,888	$7,297
Marketable securities	5,427	11,887
Accounts and note receivable, net of allowance for doubtful accounts of $1,353 at December 31, 2002 and $629 at December 31, 2001	2,798	5,056
Inventories, net	3,521	3,645
Prepaid assets and other current assets	995	1,282

Total current assets	19,629	29,167
Long term marketable securities	520	4,353
Long term note receivable, net of collection allowance of $141 at December 31, 2002	381	—
Property and equipment, net	1,565	1,934
Intangibles and other assets	2,071	380

Total assets	$24,166	$35,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,053	$822
Accrued liabilities	2,510	2,675
Capital lease obligations	—	192

Total liabilities	3,563	3,689

Commitments and contingencies (Note 4)
Stockholders’ equity :
Preferred stock, $0.001 par value:
Authorized: 2,100 shares at December 31, 2002 and 2001
Issued and outstanding: No shares at December 31, 2002 and 2001	—	—
Common stock, $0.001 par value:
Authorized: 100,000 shares at December 31, 2002 and 2001
Issued and outstanding: 15,155 shares at December 31, 2002 and 14,591 shares at December 31, 2001	15	15
Additional paid-in capital	88,525	88,459
Deferred stock-based compensation	—	(1,905)
Stockholder notes receivable	(50)	(99)
Accumulated other comprehensive income	7	70
Accumulated deficit	(67,894)	(54,395)

Total stockholders’ equity	20,603	32,145

Total liabilities and stockholders’ equity	$24,166	$35,834

See accompanying notes

RITA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Sales	$17,393	$14,791	$10,010
Cost of goods sold (including stock-based compensation of $42, $558, and $926 in 2002, 2001 and 2000, respectively)	6,908	6,132	6,048

Gross profit	10,485	8,659	3,962

Operating Expenses:
Research and development (including stock-based compensation of $216, $465 and $998 in 2002, 2001 and 2000, respectively)	5,052	6,489	5,615
Selling, general and administrative (including stock-based compensation of $196, $349 and $2,898 in 2002, 2001 and 2000, respectively)	19,366	16,646	12,052

Total operating expenses	24,418	23,135	17,667

Loss from operations	(13,933)	(14,476)	(13,705)
Interest income	473	1,610	1,585
Interest expense	(12)	(86)	(683)
Other expense, net	(27)	(8)	(4)

Net loss	(13,499)	(12,960)	(12,807)
Other comprehensive income (expense):
Change in unrealized gain (loss) on marketable securities	(63)	57	20

Comprehensive loss	$(13,562)	$(12,903)	$(12,787)

Net loss per common share, basic and diluted	$(0.91)	$(0.90)	$(1.99)

Shares used in computing net loss per share, basic and diluted	14,890	14,353	6,440

See accompanying notes

RITA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital $	Deferred Stock-based Compensation $	Stockholder Notes Receivable $	Accumulated Other Compre-hensive Gain/(Loss) $	Accumulated Deficit $	Total Stockholders’ Equity/ (Deficit) $
	Shares Issued	Amount $
Balances, December 31, 1999	927	$1	$3,651	$(1,935)	$(73)	$(7)	$(28,628)	$(26,991)
Conversion of preferred stock to common stock	8,911	9	38,505	—	—	—	—	38,514
Issuance of common stock, net of costs	3,600	3	38,716	—	—	—	—	38,719
Stock options and warrants exercised	532	1	460	—	(91)	—	—	370
Deferred stock-based compensation	—	—	7,089	(7,089)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,822	—	—	—	4,822
Change in unrealized gain on marketable securities	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(12,807)	(12,807)

Balances, December 31, 2000	13,970	14	88,421	(4,202)	(164)	13	(41,435)	42,647
Issuance of common stock	89	—	324	—	—	—	—	324
Stock options and warrants exercised	551	1	406	—	—	—	—	407
Cancellation of common stock	(19)	—	(31)	—	31	—	—	—
Issuance of common stock warrants for several received	—	—	264	—	—	—	—	264
Deferred stock-based compensation	—	—	(925)	925	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,372	—	—	—	1,372
Forgiveness of stockholder not receivable	—	—	—	—	34	—	—	34
Change in unrealized gain on marketable securities	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	(12,960)	(12,960)

Balances, December 31, 2001	14,591	15	88,459	(1,905)	(99)	70	(54,395)	32,145

Issuance of common stock	125	—	421	—	—	—	—	421
Stock options and warrants exercised	466	—	1,130	—	—	—	—	1,130
Cancellation of common stock	(27)	—	(15)	—	15	—	—	—
Revaluation of common stock warrant	—	—	(19)	—	—	—	—	(19)
Deferred stock-based compensation	—	—	(1,451)	1,451	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	454	—	—	—	454
Forgiveness of stockholder note receivable	—	—	—	—	34	—	—	34
Change in unrealized gain on marketable securities	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	(13,499)	(13,499)

Balances, December 31, 2002	15,155	$15	$88,525	$—	$(50)	$7	$(67,894)	$20,603

See accompanying notes

RITA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(13,499)	$(12,960)	$(12,807)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,401	1,018	1,019
Issuance and revaluation of common stock warrants for services received	(19)	264	—
Allowance for doubtful accounts	865	526	49
Provision for obsolete inventories	670	137	17
Amortization of stock-based compensation	454	1,372	4,822
Changes in operating assets and liabilities:
Accounts and note receivable	1,534	(3,145)	(1,338)
Inventory	(546)	(2,144)	(809)
Prepaid and other current assets	287	(459)	(323)
Accounts payable and accrued liabilities	66	1,177	472

Net cash used in operating activities	(8,787)	(14,214)	(8,898)

Cash flows from investing activities:
Purchase of property and equipment	(893)	(1,648)	(856)
Purchase of investments	(404)	(19,451)	(32,295)
Sales and maturities of investments	10,634	30,650	10,020
Capitalization of patent litigation costs	(1,802)	(332)	—
Note receivable and other assets	(516)	6	6

Net cash provided by (used in) investing activities	7,019	9,225	(23,125)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,551	731	39,087
Proceeds from long-term debt	—	—	1,500
Payments on long-term debt	—	—	(3,000)
Proceeds from revolving term loan	—	25	800
Payments on revolving term loan	—	(858)	(500)
Payments on capital lease obligations	(192)	(288)	(255)

Net cash provided by (used in) financing activities	1,359	(390)	37,632

Net increase (decrease) cash and cash equivalents	(409)	(5,379)	5,609
Cash and cash equivalents at beginning of year	7,297	12,676	7,067

Cash and cash equivalents at end of year	$6,888	$7,297	$12,676

Supplemental disclosures of cash flow information:
Cash paid for taxes	$27	$8	$6
Cash paid for interest	$12	$75	$460
Supplemental disclosures of noncash financing activities:
Equipment purchased under capital leases	$—	$—	$319

See accompanying notes

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    FORMATION AND BUSINESS OF THE COMPANY

RITA Medical Systems, Inc. (the “Company”) was incorporated in January 1994. The Company is engaged in developing, manufacturing and marketing innovative products that use radiofrequency energy to treat patients with solid cancerous or benign tumors. Products include radiofrequency generators and a family of disposable needle electrode devices that deliver controlled thermal energy to targeted tissue.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of RITA Medical Systems, Inc. and its wholly owned subsidiaries, RITA Medical Systems Netherlands, BV, and Rita Medical Systems France, S.A.R.L. Intercompany transactions and accounts have been eliminated.

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

Concentration of credit risk and other risks and uncertainties

The Company’s products include components subject to rapid technological change. Certain components used in manufacturing the product have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The Company has been constrained by supply issues in the past, but was not affected by supply constraints as of December 31, 2002. While the Company has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and notes receivable. Cash and cash equivalents are deposited in demand and money market accounts in three financial institutions in the United States, one financial institution in the Netherlands and one financial institution in France. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

The Company extends credit to its customers, which are primarily comprised of accounts of private companies in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral. The Company maintains an allowance for doubtful accounts receivable and/or notes receivable based on the expected collectibility of individual accounts. Provisions to the allowance for doubtful accounts were approximately $902,000, $535,000 and $50,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Charges against the allowance were approximately $37,000, $9,000 and $1,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash and cash equivalents

All highly liquid investments with original maturities of ninety days or less from the date of purchase, if not restricted, are considered to be cash equivalents. The Company has reported approximately $73,000 in restricted cash accounts as current other assets.

Marketable securities

The Company’s marketable securities are categorized as available-for-sale. Marketable securities with original maturities greater than three months and remaining maturities of no more than one year are classified as short-term investments. Marketable securities with remaining maturities greater than one year are classified as long-term investments. Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders’ equity (deficit) until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts of some of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated market value based upon assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required. Provisions to the allowance for excess and obsolete inventory were approximately $733,000, $355,000 and $139,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Charges against the allowance were approximately $63,000, $218,000 and $122,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Machinery and equipment	1 to 5 years
Computers and software	3 to 5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over their estimated useful lives, or the remaining lease term, whichever is shorter, using the straight-line method. Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations.

Long-lived assets

The Company periodically assesses the impairment of its long-lived assets in accordance with the provisions of SFAS No. 141, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the Company’s long-lived assets may not be recoverable. Indicators which could trigger an impairment review include, but are not limited to, significant underperformance relative to past or planned operating results, significant changes in the strategy for the overall business, significant negative industry trends and/or a significant decline in the stock price of the Company for a sustained period of time. When it is determined, based on one or more of these indicators, that the carrying value of the Company’s long-lived assets may not be recoverable, impairment is measured using the projected discounted cash flow method and charged to operations.

Intangible assets

Litigation costs incurred in defense of the Company’s patent positions have been capitalized and are carried at cost less accumulated amortization. Amortization of these costs is computed using the straight-line method over the remaining life of the related patents, which was approximately 10 years as of December 31, 2002.

Revenue recognition

Revenue is recognized upon receipt of a customer purchase order and subsequent product shipment, provided no significant obligations remain and collection of the associated receivable is reasonably assured. This policy is applied to all the Company’s customers, including distributors, who have no price protection or return rights on product purchased.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on behalf of the Company.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising production costs are expensed as incurred. Media for print placement costs are expensed in the period the advertising appears. Total advertising and promotional expenses were approximately $119,000, $169,000 and $100,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Accounting for stock-based compensation

During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Financial Accounting Standards Board Interpretations (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instruments.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Years ended December 31,
	2002	2001	2000
Net loss, as reported	$(13,499)	$(12,960)	$(12,807)
Add: Stock-based employee compensation expense included in reported net earnings	454	1,372	4,822
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(2,274)	(2,491)	(5,368)

Pro forma net loss	$(15,319)	$(14,079)	$(13,353)

Basic and diluted net loss per common share:
As reported	$(0.91)	$(0.90)	$(1.99)
Pro forma	$(1.03)	$(0.98)	$(2.07)

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated each year.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Net loss per share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period less the weighted average number of any common shares subject to repurchase by the Company. Diluted earnings per share further includes the dilutive effect of common stock equivalents consisting of stock options, warrants and shares issuable upon

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion of preferred stock provided that the inclusion of such securities is not antidilutive; the Company has reported net losses since its inception and therefore excludes such potentially dilutive securities from its calculation of diluted earnings per share.

The reconciliation of total outstanding common shares to shares used in determining net loss per share is as follows (in thousands):

	Years ended December 31,
	2002	2001	2000
Net loss, basic and diluted	$13,499	$12,960	$12,807

Weighted-average shares of common stock outstanding	14,923	14,419	6,514
Less: weighted-average shares subject to repurchase	33	66	74

Weighted-average shares used in basic and diluted net loss per share	14,890	14,353	6,440

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following numbers of shares represented by options and warrants (prior to application of the treasury stock method), and shares subject to repurchase were excluded from the computation of diluted net loss per share as their effect was antidilutive (in thousands):

	December 31,
	2002	2001	2000
Effect of common stock equivalents:
Unvested common stock subject to repurchase	28	55	98
Options outstanding	2,725	2,657	1,993
Warrants outstanding	25	61	96

Total common stock equivalents excluded from the computation of earnings per share as their effect was antidilutive	2,778	2,773	2,187

Recent accounting pronouncements

In July 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The standard nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The Company does not believe adoption of this statement will materially impact its financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe adoption of this statement will materially impact its financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe adoption of this statement will materially impact its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Adoption of this statement did not materially impact the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning after June 15, 2003. The Company does not believe adoption of this standard will materially impact its financial position or results of operations.

NOTE 3:    BALANCE SHEET COMPONENTS

Marketable securities (in thousands):

The cost and fair value of available-for-sale securities at December 31, 2002 were as follows:

Short term marketable securities	Cost Value	Unrealized Gain	Fair Value
Corporate notes	$4,220	$7	$4,227
Market auction preferred	1,200	—	1,200

	$5,420	$7	$5,427

Long term marketable securities	Cost Value	Unrealized Gain	Fair Value
Corporate notes (maturing in 2004)	520	—	520

	$520	$—	$520

The cost and fair value of available-for-sale securities at December 31, 2001 were as follows:

Short term marketable securities	Cost Value	Unrealized Gain	Fair Value
Corporate notes	$3,420	$23	$3,443
Market auction preferred	2,300	—	2,300
US Government agency notes	6,113	31	6,144

	$11,833	$54	$11,887

Long term marketable securities	Cost Value	Unrealized Gain/(Loss)	Fair Value
Corporate notes (maturing in 2003)	$1,550	$26	$1,576
Foreign debt securities (maturing in 2003)	2,787	(10)	2,777

	$4,337	$16	$4,353

Inventories (in thousands):

	December 31,
	2002	2001
Raw materials	$1,039	$1,017
Work in progress	341	377
Finished goods	2,141	2,251

	$3,521	$3,645

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment (in thousands):

	December 31,
	2002	2001
Computer equipment and software	$973	$867
Furniture and fixtures	193	187
Leasehold improvements	794	740
Machinery and equipment	4,002	3,275

	5,962	5,069
Less: accumulated depreciation and amortization	(4,397)	(3,135)

	$1,565	$1,934

Depreciation expense was approximately $1,262,000, $968,000 and $796,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Property and equipment includes no assets under capital lease at December 31, 2002. As of December 31, 2001, property and equipment included approximately $636,000 of machinery, equipment and other assets under capital lease. As of December 31, 2002, accumulated amortization of assets under capital lease totaled approximately $443,000.

Intangibles and other assets (in thousands):

	December 31,
	2002	2001
Capitalized patent defense litigation costs	$2,134	$332
Deposits	46	46
Other non-current assets	2	8

	2,182	386
Less: accumulated amortization	(111)	(6)

	$2,071	$380

The capitalized patent defense litigation costs relate to the Company’s suit against RadioTherapeutics, a division of Boston Scientific Corporation, described in Note 4 below. For the year ended December 31, 2002, the Company capitalized approximately $1,802,000 in such costs, and amortization expense associated with this asset was approximately $105,000. The future minimum amortization expense associated with this asset is approximately $185,000 for each of the next ten years ended December 31, 2003 through 2012.

Accrued liabilities (in thousands):

	December 31,
	2002	2001
Payroll and related expenses	$771	$1,177
Accrued vacation	323	277
Accrued legal expenses	255	247
Product received but not yet invoiced	258	217
Other accrued liabilities	903	757

	$2,510	$2,675

NOTE 4:    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases manufacturing and office space under a 60 month noncancelable operating lease terminating in August 2004. The base rent will increase according to the CPI formula as stipulated in the lease agreement. Under the terms of the lease, the Company is responsible for property taxes, insurance and maintenance costs. The Company sublet a portion of its facilities

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through October 2000. Rent expense, net of sublease income, was approximately $529,000, $475,000 and $323,000 for the years ended December 31, 2002, 2001 and 2000 respectively. Future minimum annual rental payments are as follows (in thousands):

2003	$533
2004	356

$889

Contingencies

In July 1999, the United States Patent and Trademark Office (“USPTO”) declared an interference involving us, which was provoked by RadioTherapeutics Corporation, a competitor of ours and now a division of Boston Scientific Corporation, in which the validity of a patent claim previously issued to us was called into question. The claims at issue in the interference covered a radiofrequency ablation device having an array of deployable electrodes effective, in a deployed state, to define a tissue ablation volume. In February 2001, the USPTO issued a decision on preliminary motions filed in the patent interference proceeding. The decision found that one of the claims in our United States Patent No. 5,536,267 (claim no. 32) is invalid. On September 27, 2002, the USPTO Board of Patent Appeals and Interferences (the “Board”) issued a final decision finding that RadioTherapeutics had failed to establish priority of invention over the Company’s established invention date and, therefore, were not themselves entitled to any patent claims in the interference. The Board also affirmed the earlier preliminary decision, described above, regarding claim no. 32. On October 16, 2002, RadioTherapeutics filed an action in the United States District Court for the Northern District of California seeking to reverse the Board’s priority decision, affirm the Board’s decision regarding claim no. 32, and to initiate a new interference between certain issued patent claims licensed to RadioTherapeutics and certain of the Company’s patent claims. Final determination of these patent interference proceedings may take several years. If the United States District Court reverses the decision of the Board as to RadioTherapeutics’ entitlement to priority, and we were found to infringe RadioTherapeutics’ patent claims and were unable to obtain a license to use the relevant patent or successfully modify our disposable device, we could be unable to sell our system and our business could suffer. If the District Court affirms the Board’s decision regarding claim no. 32 or if RadioTherapeutics prevails on its new interference, the Company could lose one or more of its issued patent claims.

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

In August 2001, the Company filed a complaint in the United States District Court for the Northern District of California against RadioTherapeutics. This complaint alleges that RadioTherapeutics’ radiofrequency ablation products infringe six different patents held by the Company. As of December 31, 2002, the Company has capitalized approximately $2,134,000 in litigation costs incurred in defense of its patent positions.

In April 2002, a patent infringement suit against the Company was filed in the United States District Court for the Northern District of California by RadioTherapeutics and SciMed Life Systems, Inc. (two divisions of Boston Scientific Corporation), the Board of Regents of the University of Nebraska and UneMed Corporation. The suit alleges that certain of the Company’s products infringe a patent assigned to the University of Nebraska and licensed by UneMed and RadioTherapeutics and a patent owned by Scimed. RadioTherapeutics filed a first amended complaint in October 2002 adding to the complaint a second patent assigned to the University of Nebraska and licensed to RadioTherapeutics.

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

We believe that the outcome of our outstanding legal proceedings, claims and litigation will not have a material adverse effect on our business, results of operations, or financial condition. or cash flows. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in the accompanying consolidated financial statements. If we are not successful in defending these claims, our business, financial condition and, results of operations or cash flows could be materially adversely affected.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5:    STOCKHOLDERS’ EQUITY

Initial public offering of common stock

On July 26, 2000, the Company completed its initial public offering of 3,600,000 shares of common stock at a price of $12.00 per share, raising approximately $39.1 million net of underwriting discounts, commissions and other offering costs. Upon closing of the offering, all of the Company’s then outstanding convertible preferred stock converted into approximately 8.9 million shares of common stock.

Warrants

In connection with its September 1998 capital lease arrangement, the Company issued warrants exchangeable for 10,909 common shares at $4.58 per share. Their aggregate fair value of approximately $31,000, based on the Black-Scholes valuation model, was reflected as a discount on the lease obligation and was fully amortized as of December 31, 2001. The holders completed net issue exercises in May 2002, converting all of the warrants into 5,833 shares of the Company’s common stock.

In connection with its 1999 loan and security agreement, the Company issued warrants to purchase 85,091 shares of its then authorized Series E preferred shares at a price of $4.58 per share. Their fair value of approximately $232,000, based on the Black-Scholes valuation model, was charged to operations in 2000. The holder completed a net issue exercise in January 2001, converting all of the warrants into 52,591 shares of the Company’s common stock.

In October 2001, the Company issued a warrant to a former employee under the terms of the employee’s separation agreement. The warrant was exchangeable for 25,000 shares of the Company’s common stock at a price of $3.10 per share. Its aggregate fair value of approximately $35,000, based on the Black-Scholes valuation model, was charged to operations in 2001. The holder exercised the warrant in March 2002.

In December 2001, the Company issued a warrant to BEKL Corporation under the terms of a clinical data and patent license agreement. The warrant is exchangeable for 25,000 shares of the Company’s common stock at a price of $6.10 per share and expires in December 2006. Its aggregate fair value of approximately $110,000 as of December 31, 2001, based on the Black-Scholes valuation model, was charged to operations in 2001. Further, BEKL Corporation will be awarded additional performance based warrants in the future based on achievement of milestones in the clinical data and patent license agreement. In December 2001, the Company accrued charge to operations of approximately $120,000, representing the Black-Scholes fair value of a second warrant the Company expects to issue to BEKL Corporation in 2003. During the year ended December 31, 2002, the Company revalued the warrant using the Black-Scholes valuation method and recorded a $19,000 reduction of previously recorded amounts. The fair value of this warrant will continue to be reassessed on a quarterly basis until the warrant is issued.

NOTE 6:    STOCK OPTIONS

Stock Options: 1994 Incentive Stock Plan, 2000 Director’s Stock Option Plan and 2000 Stock Plan

Under the 1994 Incentive Stock Plan, options were granted to employees and non-employees at prices determined by the board of directors to be not lower than 85% of the fair market value of the common stock for non-statutory stock options or 100% of the fair market value of the common stock for incentive stock options. (For individuals who at the time of grant owned stock representing more than 10% of the voting power of all classes of outstanding stock, options were granted at prices not lower than 110% of the fair value of the common stock for both non-statutory and incentive stock options.) Options granted under this plan become exercisable and vest on a cumulative basis at the discretion of the board of directors and generally expire ten years from the date of grant. The Company’s board of directors has determined that no future grants will be made under this plan.

Under the 2000 Director’s Stock Option Plan, shares of common stock have been reserved for issuance to non-employee directors. Option grants have been and will continue to be made at the fair market value of the common stock on the date of the grant. Options granted under this plan become exercisable and vest on a cumulative basis at the discretion of the board of directors and generally expire ten years from the date of grant.

The 2000 Stock Plan provides for the grant of incentive stock options to employees and non-statutory stock options and stock purchase rights to employees and consultants. A total of 2,000,000 common shares were originally reserved for issuance under this plan at its creation in 2000 and 500,000 additional common shares were reserved for issuance during 2001. Increases to the shares available for issuance will occur on the first day of each fiscal year through 2010 in the amount of the lesser of 1,000,000 shares, 7% of the Company’s outstanding common stock on the last day of the preceding fiscal year, or a lower number as

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by the board of directors. Incentive stock options granted under this plan must have an exercise price of at least 100% of the fair market value of the common stock on the date of the grant, and at least 110% of the fair market value of the common stock if the options are awarded to an employee who holds more than 10% of the total voting power of all classes of the Company’s stock. Options granted under this plan become exercisable and vest on a cumulative basis at the discretion of the board of directors and generally expire ten years from the date of grant.

Combined activity under these plans has been as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available	Shares	Aggregate Price	Weighted Average Exercise Price
Balances, December 31, 1999	65	1,462	$1,251	$0.86
Shares reserved	3,400	—	—	—
Options granted	(1,065)	1,065	3,741	3.51
Options exercised	—	(412)	(468)	1.14
Options canceled	120	(122)	(261)	2.14

Balances, December 31, 2000	2,520	1,993	4,263	2.14
Shares reserved	500
Options granted	(1,458)	1,458	6,601	4.53
Options exercised	—	(499)	(407)	0.82
Options canceled	75	(295)	(940)	3.19
Shares removed from plan(s)	(171)	—	—	—

Balances, December 31, 2001	1,466	2,657	9,517	3.58
Options granted	(868)	868	5,422	6.25
Options exercised	—	(435)	(1,053)	2.42
Options canceled	293	(365)	(1,857)	5.09

Balances, December 31, 2002	891	2,725	12,029	$4.41

Stock Options: Options outstanding and exercisable

Options outstanding, from all plans, and exercisable as of December 31, 2002 are as follows by exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 0.50 to $ 1.00	569	4.90 years	$0.9	548	$0.9
$ 1.67 to $ 3.10	249	8.09 years	$2.46	100	$2.07
$ 3.20 to $ 3.55	399	8.55 years	$3.25	131	$3.26
$ 3.75 to $ 5.45	739	8.52 years	$5.02	164	$4.72
$ 5.45 to $ 6.75	476	8.24 years	$6.39	160	$6.56
$ 8.05 to $11.63	293	8.51 years	$9.71	104	$9.94

	2,725	7.68 years	$4.41	1,207	$3.30

2000 Employee Stock Purchase Plan

The Company’s 2000 employee stock purchase plan was adopted in the second quarter of 2000. A total of 650,000 common shares were initially reserved for issuance under this plan. Automatic increases occurred on the first day of 2002 and 2003, and

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will also occur on the first day of 2004, in amounts equal to the lesser of 650,000 shares, 4% of the Company’s outstanding common stock on the last day of the preceding year, or such lesser number that board of directors determines. This plan permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply. As of December 31, 2002, there have been 198,191 shares issued under this plan.

Stock-based compensation

The weighted average per share fair values of options granted during 2002, 2001 and 2000 were $6.25, $4.53 and $2.32 respectively.

Prior to the Company’s initial public offering, the value of each option grant was estimated using the minimum value method. Thereafter, the value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted assumptions:

	Years ended December 31,
	2002	2001	2000
Volatility	79%	80%	75%
Risk-free interest rate	3.93%	4.54%	6.51%
Expected life	5 years	5 years	5 years
Expected dividends	0%	0%	0%

All of the above assumptions were also used for the Employee Stock Purchase Program, except that the expected life assumption was six months.

During 2002, 2001 and 2000, the Company recorded a total of approximately $4.7 million of deferred stock-based compensation in accordance with APB Opinion No. 25, SFAS No. 123 and EITF Issue No. 96-18, related to options granted to employees and non-employees. No option grants were made to non-employees in 2002. For options granted to non-employees during 2001 and 2000, the Company determined fair value using the Black-Scholes option pricing model with the following assumptions: expected volatility of 75% and 50%, respectively, a risk-free interest rate of 3.93% and deemed values of common stock between $0.23 and $11.21 per share. Stock compensation expense is being recognized in accordance with FIN 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of approximately $454,000, $1,372,000 and $4,822,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 7:    INCOME TAXES

No provisions for federal income taxes were recorded during the years ended December 31, 2002 and 2001, as the Company incurred net operating losses during these years.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$20,849	$15,582
Capitalized startup and research and development costs	170	456
Research and development credit	1,214	878
Other	1,842	1,021

Total deferred tax assets	24,075	17,937
Less valuation allowance	(24,075)	(17,937)

	$—	$—

At December 31, 2002 the Company had federal and state net operating loss carryforwards of approximately $57.5 million and $22.3 million, respectively, available to offset future taxable income. The Company’s federal and state operating loss carryforwards expire between 2011 and 2022 and between 2004 and 2013, respectively, if not utilized.

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax assets are realizable, the valuation allowance will be reduced. Provisions to the allowance were approximately $6,138,000, $3,419,000 and $3,038,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

NOTE 8:    RELATED PARTY TRANSACTIONS

In August 1994, the Company entered into a cross-license agreement (the “Agreement”) with VIDAMed (a company whose founder was also one of the founders of the Company) whereby the Company granted VIDAMed and exclusive royalty-free license to use the Company’s technology for certain applications. In return, VIDAMed granted the Company an exclusive license to use VIDAMed’s technology for certain applications. The Company is required to pay a royalty of 2.5% of net sales on products developed incorporating the VIDAMed technology. This obligation terminates on the earlier of ten years from the effective date of the Agreement or when payments by the Company to VIDAMed total $500,000. To date the Company has made no payments under this agreement. During 2002, VIDAMed was acquired by Medtronic, Inc.

During 1999, the Company entered into a nonrecourse promissory note arrangement with an officer and director of the Company. The full balance of $72,888 plus accrued interest was repaid during 2000.

During 2000, the Company entered restricted stock purchase agreements and related promissory note arrangements with five officers of the Company, one of whom is also a director. The Company sold a total of 98,376 common shares to these individuals at a price of $1.67 per share. Consideration was in the form of signed, full recourse promissory notes bearing interest at the rate of 8% compounded semiannually and collateralized by the common shares sold. The notes have been, and will continue to be, forgiven at the rate of 25% of the loan amount on each January 1 from 2001 through 2004 for those individuals still employed with the Company. Since the inception of the stock purchase agreements, four of the related officers have terminated their employment with the Company; their unvested restricted shares and related notes payable were cancelled as of their termination dates. At December 31, 2002, a total of 27,906 restricted shares were outstanding.

During the years 2002, 2001 and 2000, and from time to time prior to 2000, the Company has received professional services relating to the administration of its clinical trials as well as regulatory advice from a firm in which one of the Company’s directors serves as an officer. The Company has recognized expenses relating to the services received from this firm of approximately $160,000, $109,000 and $13,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 9:    SEGMENT INFORMATION

The Company operates in one business segment. The Company sells its products and systems directly to customers in the United States, Europe and Asia.

Sales for geographic regions reported below are based upon the customers’ locations. Following is a summary of the geographic information related to revenues, long-lived assets and information related to significant customers for the years ended December 31, 2002, 2001 and 2000 (in thousands, except percentage data):

	Years Ended December 31,
	2002	2001	2000
Sales:
United States	$12,898	$8,032	$3,940
Italy	789	1,137	1,003
Japan	2,331	1,879	2,924
Other	1,375	3,743	2,143

Total	$17,393	$14,791	$10,010

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2002	2001	2000
Long-lived assets:
United States	$1,501	$1,802	$1,054
Europe	64	132	201

Total	$1,565	$1,934	$1,255

	Years Ended December 31,
	2002	2001	2000
Significant customers: Revenue
Customer A	14%	14%	29%
Customer B	5%	8%	10%

(1)	No stock appreciation rights were granted to the Named Executive Officers in the last fiscal year. The options have a 10-year term, but are subject to earlier termination in connection with termination of employment.
(2)	The potential realizable value illustrates the value that might be realized upon the exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price on the date of grant through the option term, less the exercise price. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.
(3)	The Company granted 792,940 options to purchase common stock to employees in the last fiscal year.
(4)	The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.
(5)	Options vest at the rate of 12.5% on the six month anniversary of the vesting commencement date and 2.0833% each month thereafter.

NOTE 10:    EMPLOYEE BENEFIT PLAN

The Company sponsor’s a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the board of directors. To date, there have been no company contributions to the plan.

NOTE 11:    SUBSEQUENT EVENT – PRIVATE PLACEMENT OF COMMON SHARES

In January of 2003, the Company issued 2,045,453 shares of unregistered common stock at a price of $4.40 per share, netting approximately $8.3 million after issuance fees and expenses. The issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. On February 14, 2003, the Company’s Registration Statement on Form S-3, which registered the shares of common stock sold to SF Capital Partners Ltd., Riverview Group, LLC, Baystar Capital II, L.P., and Baystar International II, L.P., became effective.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12:    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected items from our consolidated statements of operations for each of the eight quarters ended December 31, 2002. This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
Net sales	$3,715	$4,454	$4,806	$4,418	$4,011	$3,707	$3,769	$3,304
Gross profit	2,580	2,724	2,766	2,415	2,790	2,235	2,099	1,535
Net loss	($3,053)	($2,720)	($3,733)	($3,993)	($3,761)	($3,084)	($2,993)	($3,122)
Net loss per share	($0.20)	($0.18)	($0.25)	($0.27)	($0.26)	($0.21)	($0.21)	($0.22)
Shares used in computing net loss per share, basic and diluted	15,109	14,996	14,835	14,614	14,514	14,406	14,320	14,167

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table shows specific information about our directors and executive officers as of February 28, 2003.

Name	Age	Position(s)
Barry Cheskin	42	Chief Executive Officer, President and Director
Vincent Bucci (1)(2)	49	Director
Janet Effland	54	Director
John Gilbert (2)	66	Director
Scott Halsted (1)	43	Director
Gordon Russell (1)(2)	69	Director
F. Thomas (Jay) Watkins	50	Director
Donald Stewart	47	Chief Financial Officer and Vice President, Finance and Administration
Steven Williams	50	Chief Operating Officer
Vicki Hacker	46	Vice President, Clinical Affairs
David Horn	35	Vice President, Business Development
Trent Reutiman	38	Vice President, U.S. Sales
Kenneth Waters	51	Senior Vice President, Global Sales

(1)	Member of Compensation Committee
(2)	Member of Audit Committee

Barry Cheskin has served as our President and Chief Executive Officer and has been a member of our Board since May 1997. Prior to joining us, he held various positions at Datascope Corp, a medical device company. He was President, Collagen Products Division and Corporate Vice President from May 1994 to April 1997, General Manager, Vasoseal/Bioplex Division from November 1992 to May 1994, and Director, Corporate Business Development from April 1992 to November 1992. Mr. Cheskin holds a B.S. in Mechanical Engineering from Massachusetts Institute of Technology, an M.S. in Mechanical Engineering from Stanford University, and an M.B.A. from Columbia University.

Vincent Bucci has served as a member of our Board since March 1999. Mr. Bucci holds the position of President of Health Policy Associates, Inc., a consulting company, since 1992. Mr. Bucci holds a B.A. from Bates College and a J.D. in Public Law and an M.A. in Government, both from Georgetown University.

Janet Effland has served as a member of our Board since October 1999. From April 1998 to February 2003, she held the position of General Partner of Apax Partners, Inc., a venture capital firm. Ms. Effland is also a director of various private companies. Ms. Effland holds a B.S. and a J.D. from Arizona State University, and she attended Harvard Business School’s Program for Management Development.

John Gilbert has served as a member of our Board since May 2000. From 1992 to July 1999 he served as Vice Chairman of Keravision, Inc., a medical device company. Prior to that, Mr. Gilbert retired from Johnson & Johnson in 1992 after 30 years where he served as Vice President of Sales at Ethicon, Inc., Vice President of Johnson & Johnson International and President and Vice Chairman of Iolab Corporation. Mr. Gilbert is also a director of STAAR Surgical Company. Mr. Gilbert holds a B.S. from Texas A&M University.

Scott Halsted has served as a member of our Board since May 1998. He has held the positions of General Partner and Principal of Morgan Stanley Dean Witter Venture Partners, a venture capital firm, since February 1997 and prior to that he was Vice President from January 1992 to January 1997. Mr. Halsted is also a director of Intuitive Surgical, Inc. and various private companies. Mr. Halsted holds an A.B. and a B.S. in Biomechanical Engineering from Dartmouth College and an M.M. from the Kellogg Graduate School of Management at Northwestern University.

Gordon Russell has served as a member of our Board since August 1994. From 1979 to January 2000, he held the position of General Partner at Sequoia Capital, a venture capital firm, specializing in high technology and healthcare. He holds an A.B. from Dartmouth College.

F. Thomas (Jay) Watkins has served as a member of our Board since April 2002. Since October 2002, Mr. Watkins has served as a Managing Director with De Novo Ventures, a venture capital firm. Prior to that, from March 2002 to October 2002, he was an independent advisor to healthcare companies and from 1995 to March 2002 he was a Vice President of Guidant Corporation, a cardiovascular medical products company, where he served in various positions. He was President of Compass, Guidant’s corporate business development and new ventures organization, from March 1995 to March 2002, President, Cardiac & Vascular Surgery Group from January 1999 to November 2000 and President, Minimally Invasive Systems Group from 1996 to December 1999. Prior to that, in 1989, Mr. Watkins co-founded Origin Medsystems, Inc., a developer of orthopedic surgical devices and specialty endoscopic equipment, and served as its President from 1989 to 1991. Origin Medsystems, Inc. was acquired by Eli Lilly & Company in 1992. Mr. Watkins holds a B.A. from Stanford University and an M.B.A. from Harvard University.

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

Stephen Williams has served as our Chief Operating Officer since July 2002. From February 2000 through April 2002, Mr. Williams held the position of Chief Operating Officer of VidaMed, Inc., a radio frequency medical device company. Previously, he held the position of Vice President, Operations at Humphrey Systems from July 1995 through February 2000. Mr. Williams holds a B.S. in Geochemistry from Idaho State University.

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

Trent Reutiman has served as our Vice President of U.S. Sales since December 2001. From January 2001 to December 2001, he served as Director of U.S. Sales and from March 2000 to January 2001 he served as a regional sales manager. Prior to joining us, Mr. Reutiman served from March 1998 through March 2000 as a district sales manager with the Cardio Thoracic Systems Division of Guidant Corporation. From October 1996 through February 1998 he was a sales representative for Johnson and Johnson’s Cordis division. Mr. Reutiman holds a B.S. in Business Administration from Colorado State University and an M.B.A. from the University of California, Irvine.

Kenneth Waters has served as our Senior Vice President, International Sales and Global Marketing since April 2002. Prior to that, Mr. Waters served as our Senior Vice President, Global Sales from November 2001 to April 2002. From 1993 through November 2001, Mr. Waters held the position of Vice President of Global Sales for the Cardiac Assist Division of Datascope Corporation. Previously, he held other positions with Datascope Corporation, including National Sales Manager, U.S. and Director of Sales, U.S. Mr. Waters holds a B.S. in Management from Jacksonville State University.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, our executive officers and persons who own more than 10% of the common stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during its fiscal year ended December 31, 2002, all Reporting Persons complied with all applicable filing requirements.

Item 11.    Executive Compensation

Compensation of Executive Officers

The following table shows the compensation paid by the Company for services rendered during the Company’s three preceding fiscal years to (a) the individual who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2002, (b) the four other most highly compensated individuals who served as executive officers of the Company during the fiscal year ended December 31, 2002 (the “Named Executive Officers”).

Summary Compensation Table

	Fiscal Year	Annual Compensation					Long-Term Compensation			All Other Compensation
Name and Principal Position		Salary ($)(1)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)
Barry Cheskin	2002	$262,650	$—		$34,575	(7)	—		10,000	$—
President, Chief Executive	2001	255,000	25,500	(3)	34,674	(8)	—		160,000	—
Officer and Director	2000	228,000	76,380	(4)	77,569	(9)	49,500	(2)	68,982	—

Trent Reutiman	2002	100,000	110,481	(5)	6,000	(10)	—		35,360	—
Vice President, U.S. Sales	2001	91,250	121,838	(6)	6,000	(10)	—		76,000	—
	2000	—	—		—		—		—	—

Kenneth Waters	2002	200,000	—		9,000	(11)	—		—	45,000	(13)
Senior Vice President,	2001	31,923	—		1,500	(12)	—		150,000	194,438	(14)
International Sales and	2000	—	—		—		—		—	—
Global Marketing

Donald Stewart	2002	188,885	—				—		6,250	—
Chief Financial Officer and	2001	131,042	17,100	(3)			—		150,000	35,000	(15)
Vice President, Finance and Administration	2000	—	—		—		—		—

David Horn	2002	186,480	—		—		—		2,450	—
Vice President,	2001	56,805	6,800	(3)	—		—		150,000	50,000	(16)
Business Development	2000	—	—		—		—		—	—

(1)	Includes amounts deferred under our 401(k) plan.
(2)	The figure shown represents restricted common stock purchased for $1.67 per share. Consideration for the shares was provided in the form of a full recourse note bearing an interest rate of 8% compounded semi-annually. No dividends have been paid on these shares and it is not anticipated that any dividends will be paid in the future. Our right to repurchase these shares lapses with respect to one quarter of the shares on each January 1 from 2001 through 2004, barring earlier termination of employment. One quarter of the note payable will be forgiven on each January 1 from 2001 through 2004 contingent upon continued employment with us. The aggregate value of Mr. Cheskin’s stock awards, based on the December 31, 2002 closing price of $5.05, was $249,975.
(3)	These bonuses were earned in 2001 and paid in 2002.
(4)	This bonus was earned in 2000 and paid in 2001.
(5)	Mr. Reutiman earned $110,481 in sales commissions in 2002. Of this amount, $99,992 was earned and paid in 2002 and $10,489 was accrued in 2002 and paid in 2003.
(6)	Mr. Reutiman earned $121,838 in sales commissions in 2001. Of this amount, $102,379 was earned and paid in 2001 and $19,459 was accrued in 2001 and paid in 2002.

(7)	In 2002, Mr. Cheskin received a $9,000 auto allowance and $25,575 in forgiven principal and interest on the notes described in footnote (2) above.
(8)	In 2001, Mr. Cheskin received a $9,000 auto allowance and $25,674 in forgiven principal and interest on the notes described in footnote (2) above.
(9)	In 2000, Mr. Cheskin received a $42,000 housing allowance, which terminated December 31, 2000, a $9,000 auto allowance, $928 in relocation reimbursements, and $25,641 in forgiven principal and interest on the notes described in footnote (2) above.
(10)	Mr. Reutiman received a $6,000 auto allowance in 2001 and 2002.
(11)	Mr. Waters received a $9,000 auto allowance in 2002.
(12)	Mr. Waters received a $1,500 auto allowance in 2001.
(13)	Mr. Waters received a $30,000 signing bonus and a $15,000 housing allowance in 2002.
(14)	In 2001, Mr. Waters received a $2,500 housing allowance and $19 1,938 was accrued for his relocation expenses, of which $132,138 was reimbursed in 2002 for relocation expenses incurred.
(15)	In 2001, $35,000 was accrued for Mr. Stewart’s relocation expenses, none of which has been reimbursed since, to date, Mr. Stewart has not incurred any relocation expenses.
(16)	Mr. Horn received a $50,000 signing bonus in 2001.

Option grants during the last fiscal year

The following table provides certain information with respect to stock options granted to Named Executive Officers in the last fiscal year out of our 2000 Stock Plan. In addition, as required by Securities and Exchange Commission rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

	Individual Grants (1)
	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year 2001 (3)	Exercise Price ($/sh)(4)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name						5%	10%
Barry Cheskin	10,000	(5)	1.26%	$5.41	02/06/2012	$34,023	$86,221
Trent Reutiman	35,000	(5)	4.41%	$5.45	08/01/2012	119,962	304,006
Kenneth Waters	—		0.00%			—	—
Donald Stewart	6,250	(5)	0.79%	$5.41	02/06/2012	21,264	53,888
David Horn	2,450	(5)	0.31%	$5.41	02/06/2012	8,336	21,124

(1)	No stock appreciation rights were granted to the Named Executive Officers in the last fiscal year. The options have a 10-year term, but are subject to earlier termination in connection with termination of employment.
(2)	The potential realizable value illustrates the value that might be realized upon the exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price on the date of grant through the option term, less the exercise price. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.
(3)	The Company granted 792,940 options to purchase common stock to employees in the last fiscal year.
(4)	The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.
(5)	Options vest at the rate of 12.5% on the six month anniversary of the vesting commencement date and 2.0833% each month thereafter.

Aggregated option exercises in the last fiscal year and 2002 year-end option values

The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 2002. In addition, the table sets forth the number of shares covered by stock options as of the fiscal year ended December 31, 2002, and the value of “in-the-money” stock options, which rep resents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year ended December 31, 2002.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/2002 (1)		Value of Unexercised In-the-Money Options at December 31, 2002 (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Barry Cheskin	—	$—	409,146	87,918	$1,372,987	$—
Trent Reutiman	15,312	87,753	19,791	90,897	23,389	91,645
Kenneth Waters	—	—	40,625	109,375	74,344	200,156
Donald Stewart	—	—	63,801	92,449	20,000	28,000
David Horn	—	—	47,385	105,065	86,719	190,781

(1)	No stock appreciation rights (SARs) were outstanding during fiscal 2002.
(2)	Based on the $5.05 closing price of the Company’s common stock on the Nasdaq Stock Market on December 31, 2002, less the exercise price of the options.

Compensation of Directors

Nonemployee directors are not compensated for Board meetings attended but are reimbursed for reasonable and customary travel expenses.

All nonemployee directors are eligible to participate in the 2000 Directors’ Stock Option Plan. Employee directors and nonemployee directors are eligible to participate in the 2000 Stock Plan. Employee directors are eligible to participate in the 2000 Employee Stock Purchase Plan. Under the 2000 Directors’ Plan, when a nonemployee director first becomes a director, he or she receives a nonstatutory stock option to purchase 25,000 shares of the Company’s common stock. This option shall vest at a rate of 1/48 of the total number of shares subject to such option per month. Thereafter, on the date of each annual meeting of the Company’s stockholders, each director who has been a member for at least six months is to be granted a nonstatutory stock option to purchase 10,000 shares of the Company’s common stock. These options shall vest at a rate of 100% of the total number of shares subject to such option on the one-year anniversary of the grant date.

Therefore, on the date of the Annual Meeting each of the Company’s nonemployee directors will be granted an option to purchase 10,000 shares of the Company’s common stock. In addition, during 2002 F. Thomas (Jay) Watkins was elected to the Board for the first time and received two option grants, each for of 25,000 shares of common stock. All options granted under the Directors’ Plan are for a ten-year term and shall be adjusted to reflect any stock splits, stock dividends, combinations or similar transactions. The exercise price of the options must be at least 100% of the fair market value of the common stock on the Nasdaq National Market on the date the option was granted. The options may be exercised only (1) while the individual is serving as a director on the Board, (2) within 6 months after termination by death or disability, or (3) within 3 months after the individual’s term as director ends.

Employment Contracts, Termination of Employment and Change in Control

We have entered into an employment agreement with Barry Cheskin, our Chief Executive Officer, which provides for the payment of severance or the acceleration of unvested stock, options and warrants in certain circumstances. Mr. Cheskin’s agreement provides that in the event Mr. Cheskin’s employment with us is involuntarily terminated without cause, which would include constructive termination, all unvested shares held by Mr. Cheskin will immediately vest and Mr. Cheskin will receive monthly severance payments, equal to 1/12 of his annual base salary until the earlier of (i) twelve months after his termination date or (ii) such time as he commences full-time employment at another company. In addition, in the event of a change in control of the companyRITA, immediately upon consummation of the transaction, seventy five percent (75%) of any unvested shares held by Mr. Cheskin granted prior to the Company’s initial public offering and fifty percent (50%) of any unvested shares held by Mr.

Cheskin granted after the Company’s initial public offering will immediately vest. Further, on each one month anniversary following the effective date of a change of control transaction, 1/12th of the remaining unvested shares held by Mr. Cheskin shall become fully vested and immediately exercisable.

We also have In addition, we have entered into change of control agreements with our officers that provide the following benefits upon the sale or merger of RITA. In the event that we consummate a change of control transaction, 50 percent (50%) of any unvested options held by our officers shall become fully vested and immediately exercisable and repurchase rights retained by us with respect to 50 percent (50%) of the restricted stock held by our officers shall immediately lapse. In addition, on each one month anniversary following the effective date of a change of control transaction, 1/12th of the remaining unvested options held by our officers shall become fully vested and immediately exercisable and repurchase rights retained by us with respect to 1/12th of any remaining restricted stock held by our officers shall immediately lapse.

If the officer is involuntarily terminated within twelve (12) months of the change of control transaction, all unvested options held by our officers shall become fully vested and immediately exercisable and all repurchase rights retained by us with respect to the restricted stock held by our officers shall immediately lapse. If the officer voluntarily resigns or is terminated for cause after the change of control, then the officer is not entitled to any acceleration of the vesting of options or lapse of repurchase rights with respect to restricted stock.

Separation Agreements

We entered no separation agreements with named executive officers during the year ended December 31, 2002.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of our board of directors during 2002 were Vincent Bucci, Scott Halsted and Gordon Russell. No member of the committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Vincent Bucci, a member of our Board of Directors, is the President of Health Policy Associates, Inc. In 2002, Health Policy Associates, Inc. provided consulting services to us in a variety of areas related to U.S. Food and Drug Administration regulations including clinical studies, regulatory affairs and quality assurance and was paid approximately $160,000.

Item 12.    Common Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company with respect to the beneficial ownership of the Company’s common stock, as to (i) each person who is known to the Company to beneficially own more than 5% of the Company’s common stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers (as defined hereafter), and (iv) all directors and executive officers as a group. The information set forth below is as of February 28, 2003.

5% Stockholders, Directors, Executive Officers and Directors and Executive Officers as a Group	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock (1)(2)
Entities Affiliated with Apax Partners, Inc. (3)	1,963,635	11.4%
2100 Geng Road, Suite 150
Palo Alto, CA 94303
Entities Affiliated with Morgan Stanley Venture Partners (4)	1,636,362	9.5%
3000 Sand Hill Road
Building 4, Suite 250
Menlo Park, CA 94025
Entities Affiliated with The Vertical Group, L.P. (5)	1,434,300	8.3%
25 DeForest Avenue
Summit, NJ 07901
Entities Affiliated with SF Capital Partners, Ltd. (6)	1,136,363	6.6%
3600 South Lake Drive
St. Francis, WI 53235
Entities Affiliated with Federated Investors, Inc. (7)	903,740	5.2%
1001 Liberty Ave.
Pittsburgh, PA 15222
Scott Halsted (8)	1,643,362	9.5%
Barry Cheskin (9)	572,810	3.2%
Donald Stewart (10)	119,536	*
Gordon Russell (11)	104,375	*
Vicki Hacker	71,050	*
David Horn (13)	61,589	*
Kenneth Waters (14)	53,125	*
Vincent Bucci (15)	46,000	*
Stephen Williams	29,439	*
Trent Reutiman (17)	26,712	*
John Gilbert (18)	25,228	*
Jay Watkins (19)	18,749	*
Janet Effland (20)	7,000	*
All directors and executive officers as a group	2,784,975	15.4%
(13 persons) (21)

* Less than 1%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after February 28, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership calculations for 5% stockholders are based on publicly filed 13D’s or 13G’s, which 5% stockholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2002, although the ownership interest of SF Capital Partners Ltd. became effective on January 24, 2003.

(3)	Includes 1,607,489 shares, 336,623 shares and 19,523 shares held by APA Excelsior V, L.P., The P/A Fund III, L.P. and Patricof Private Investment Club II, respectively. Janet Effland, a director of RITA, is a former general partner of Apax Partners, Inc. Ms. Effland disclaims beneficial ownership of the shares held by these entities except to the extent of her proportional interest in the entities.
(4)	Includes 1,435,988 shares, 137,874 shares and 62,500 shares held by Morgan Stanley Venture Partners III, L.P., Morgan Stanley Venture Investors III, L.P. and The Morgan Stanley Venture Partners Entrepreneur Fund L.P., respectively. Scott Halsted, a director of RITA, is a general partner of Morgan Stanley Venture Partners. Mr. Halsted disclaims beneficial ownership of the shares held by these entities except to the extent of his proportional interest in the entitities.
(5)	Includes 1,176,313 shares and 257,987 shares held by the Vertical Fund I, L.P. and the Vertical Fund II, L.P., respectively.
(6)	The foregoing amount of shares and percentage represent the combined indirect holdings of Michael A. Roth and Brian J. Stark, as joint filers. All of the foregoing shares are held directly by SF Capital Partners, Ltd., a British Virgin Islands company. Messrs. Roth and Stark are the founding members and direct the management of Staro Asset Management, L.L.C., a Wisconsin limited liability company, which (Ii) acts as investment manager and has sole power to direct the management of Shepherd Investments International, Ltd., a British Virgin Islands corporation, and (ii) acts as general partner and has sole power to direct the management of Stark Investments Limited Partnership, a Wisconsin limited partnership, which serves as the general partner of Stark Trading, a Wisconsin general partnership. Shepherd Investments International, Ltd. and Stark Trading are the controlling owners of SF Capital Partners, Ltd. Through Staro, Messrs. Roth and Stark possess sole voting and disputive power over all of the foregoing shares.
(7)	Federated Investors, Inc. is the parent holding company of Federated Investment Management Company, Federated Investment Counseling, and Federated Global Investment Management Corp., which act as investment advisors to registered investment companies and separate accounts that own shares of common stock in RITA Medical Systems, Inc. These companies are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of Federated Investors, Inc. All of Federated Investors, Inc.’s outstanding voting stock is held in the Voting Shares Irrevocable Trust, for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees. These individuals, along with Federated Investors, Inc., and the Voting Shares Irrevocable Trust Inc., and the Voting Shares Irrevocable Trust disclaim beneficial ownership of the shares of RITA owned by these entities except to the extent of their proportional interest in the entities.
(8)	Includes 1,435,988 shares, 137,874 shares and 62,500 shares held by Morgan Stanley Venture Partners III, L.P., Morgan Stanley Venture Investors III, L.P. and The Morgan Stanley Venture Partners Entrepreneur Fund L.P., respectively. Scott Halsted, a director of RITA, is a general partner of Morgan Stanley Venture Partners. Mr. Halsted disclaims beneficial ownership of the shares held by these entities except to the extent of his proportional interest in the entitities. The figure shown further includes 7,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003, such options being awarded to Mr. Halsted in consideration for his duties as a director of RITA.
(9)	Includes 423,313 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(10)	Includes 76,822 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(11)	Includes 22,156 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003. Also includes 82,219 shares held by The Gordon Russell Trust, of which Mr. Russell is a trustee. Mr. Russell disclaims beneficial ownership ofthe shares held by this entity except to the extent of his proportional interest in the entity. Excludes shares held by entitities affiliated with Sequoia Capital, of which Mr. Russell is a former general partner. Mr. Russell disclaims beneficial ownership of such shares except to the extent of his proportional interest in these entities.
(12)	Includes 74,197 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(13)	Includes 60,089 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(14)	Includes 53,125 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

(15)	Includes 28,876 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(16)	Includes 29,439 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(17)	Includes 26,098 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(18)	Includes 25,228 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(19)	Includes 18,749 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(20)	Includes 7,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003, such shares being awarded to Ms. Effland in consideration for her duties as a director of RITA.
(21)	Includes 850,778 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

Equity Compensation Plan Information

The following table provides information as of February 28, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: (1)	2,657,894	$4.39	2,349,914	(3)
Equity compensation plans not approved by security holders:	—	—	—

Total	2,657,894	$4.39	2,349,914

(1)	Consists of the following equity compensation plans:

•	2000 Stock Plan
•	2000 Directors’ Stock Option Plan
•	2000 Employee Stock Purchase Plan
•	1994 Incentive Stock Plan

(2)	Assumes that employees will purchase the remaining 401,761 shares of common stock available for issuance under the 2000 Employee Stock Purchase Plan in August 2003 at a purchase price of $4.09 per share. Under the terms of the 2000 Employee Stock Purchase plan, shares are purchased at 85% of the fair market value of our common stock on either the first day of an offering period or the last day of a purchase period, whichever is lower. Therefore, the purchase price is not fixed until the August 2003 purchase date, and employees may purchase the shares at a lower price per share which could affect the weighted-average exercise price.

(3)	The 2000 Stock Plan incorporates an evergreen formula pursuant to which, on the first day of each of our fiscal years (through fiscal 2010), the number of shares available for future issuance under the 2000 Stock Plan automatically increases by the lesser of (i) 1,000,000 shares, (ii) 7% of our outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as the board of directors determines. The 2000 Employee Stock Purchase Plan incorporates an evergreen provision pursuant to which, on the first day of each of our fiscal years (through fiscal 2004), the number of shares available for future issuance under the 2000 Employee Stock Purchase Plan automatically increases by the lesser of (i) 650,000 shares; (ii) 4% of our outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as the board of directors determines.

Item 13.    Certain Relationships and Related Party Transactions

Indemnification of Directors and Executive Officers

We have entered into indemnification agreements with our officers and directors containing provisions which may require us, among other things, to indemnify our officers and directors against a number of liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Other Relationships

Vincent Bucci, a member of our Board of Directors, is the President of Health Policy Associates, Inc. In 2002, Health Policy Associates, Inc. provided consulting services to us in a variety of areas related to U.S. Food and Drug Administration regulations including clinical studies, regulatory affairs and quality assurance and was paid approximately $160,000.

Item 14.    Controls and Procedures

RITA evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including RITA’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that RITA’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by RITA in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to RITA’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    The following documents are filed as part of this report:

(1)    Financial Statements and Report of PricewaterhouseCoopers, LLP

(2)    Exhibits are incorporated herein by reference or are filed in accordance with item 601 of Regulation S-K.

Number	Description
2.1(1)	Form of Agreement and Plan of Merger between the Registrant and RITA Medical Systems, Inc., a Delaware corporation.
3.2(1)	Amended and Restated Certificate of Incorporation of RITA Medical Systems, Inc., a Delaware corporation.
3.4(1)	Amended and Restated Bylaws of RITA Medical System, Inc.
4.1(2)

Preferred Shares Rights Agreement, dated as of July 31, 2001, between RITA Medical Systems, Inc. and U.S. Stock Transfer Corporation, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2(9)	Stock Purchase Agreement with SF Capital Partners Ltd., dated January 24, 2003
4.3(9)	Stock Purchase Agreement with RIVERVIEW GROUP, LLC, dated January 24, 2003
4.4(9)	Stock Purchase Agreement with BAYSTAR CAPITAL GROUP II, dated January 24, 2003
4.5(9)	Stock Purchase Agreement with BAYSTAR INTERNATIONAL II, Ltd., dated January 24, 2003
10.1(1)	Sixth Amended and Restated Shareholder Rights Agreement dated June 20, 2000 by and among the Registrant and certain security holders.
10.2(1)	1994 Incentive Stock Plan (as amended) and form of option agreement.
10.3(2)	2000 Stock Plan and form of option agreement.
#10.4(4)	2000 Directors’ Stock Option Plan and form of option agreement.
10.5(1)	2000 Employee Stock Purchase Plan and form of subscription agreement.
10.6(a)(1)	Master Lease Agreement with Brown Mountain View Joint Venture dated July 12, 1994 and extension of Master Lease Agreement dated May 12, 1999.
10.7(1)	Form of Indemnification Agreement between the Registrant and its officers and directors.
#10.(8)1	Employment Agreement with Barry Cheskin dated March 21, 1997.
#10.11(1)	Form of Change of Control Agreement entered into between the Company and it officers.
*10.13(1)	Distribution Agreement with Nissho Iwai Corporation (now named ITX Corporation) for South Korea dated March 12, 1999.
*10.15(1)	Manufacturing Agreement with Plexus Corporation dated February 17, 2000.
*10.16(1)	Manufacturing Agreement with Apical Instruments dated February 23, 2000.
*10.18(4)	Amendment of Distribution Agreement with Nissho Iwai Corporation (now named ITX Corporation) for Japan dated May 11, 2001.
*10.19(5)	Distribution Agreement with MDH s.r.l. Forniture Ospedaliene for Italy dated December 31, 2001.
10.20(5)	Separation Agreement with David Martin dated November 5, 2001.
10.21(5)	Separation Agreement with Russell Johnson dated June 29, 2001.
10.22(5)	Amendment to Master Lease Agreement with Brown Mountain View Joint Venture dated June 4, 2001.
10.23(6)

Form of Change of Control Agreement entered into between the Company, Trent Reutiman on November 16, 2001, between the Company and Donald Stewart on April 16, 2001 and between the Company and Ken Waters on November 5, 2001.

10.24(6)	Change of Control Agreement entered into between the Company and David Horn on September 10, 2001.
10.25(6)

Form of Indemnification Agreement between the Company and David Horn on September 10, 2001, between the Company and Trent Reutiman on November 16, 2001, between the Company and Donald Stewart on April 16, 2001, between the Company and Kenneth Waters on November 5, 2001, and between the

		Company and F. Thomas (Jay) Watkins on April 15, 2002.
10.26	(7)	Amendment dated April 19, 2002 to Employment Agreement with Barry Cheskin dated March 21, 1997.
10.27	(7)	Amendment dated April 17, 2002 to Employment Agreement with Daniel Balbierz dated March 19, 1998.
10.28	(a)(7)	Separation Agreement with Eric Mueninghoff dated April 22, 2002.
10.28	(b)(8)	Separation Agreement with Ronald Steckel effective July 31, 2002.
10.29	(8)	Separation Agreement with Daniel Balbierz dated July 30, 2002.
10.30	(8)	Change of Control Agreement entered into between the Company and Stephen J. Williams dated July 29, 2002.
10.31	(8)	Indemnification Agreement between the Company and Stephen J. Williams on July 29, 2002.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1		Power of Attorney (See Signature Page)
99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted with respect to certain portions of this Exhibit
#	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to our registration statement on Form S-1 (File No. 333-36160) initially filed with the SEC on May 3, 2000.
(2)	Incorporated by reference to our registration statement on Form 8-A (File No. 000-30959) filed with the SEC on August 7, 2001.
(3)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on November 14, 2001.
(4)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on August 8, 2001.
(5)	Incorporated by reference to our report on Form 10-K (File No. 000-30959) filed with the SEC on March 28, 2002.
(6)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on May 15, 2002.
(7)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on August 14, 2002.
(8)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on November 14, 2002.
(9)	Incorporated by reference to our report on Form S-3 (File No. 333-102896) filed with the SEC on January 31, 2003.

(b)    A report on Form 8-K was filed with the SEC on January 27, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC.

Date: March 28, 2003	By:	/s/ BARRY CHESKIN
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

Signature	Title	Date

/s/ BARRY CHESKIN Barry Cheskin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ DONALD STEWART Donald Stewart	Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 28, 2002

/s/ VINCENT BUCCI Vincent Bucci	Director	March 28, 2002

/s/ JANET EFFLAND Janet Effland	Director	March 28, 2002

/s/ JOHN GILBERT John Gilbert	Director	March 28, 2002

/s/ SCOTT HALSTED Scott Halsted	Director	March 28, 2002

/s/ GORDON RUSSELL Gordon Russell	Director	March 28, 2002

/s/ F. THOMAS (JAY) WATKINS F. Thomas (Jay) Watkins	Director	March 28, 2002

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Barry Cheskin, certify that:

1.	I have reviewed this annual report on Form 10-K of RITA Medical Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Barry Cheskin

Barry Cheskin

President and Chief Executive Officer

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald Stewart, certify that:

1.	I have reviewed this annual report on Form 10-K of RITA Medical Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Donald Stewart

Donald Stewart

Chief Financial Officer and

Vice President, Finance and Administration