Form 10-Q
period 2003-03-31
RITA MEDICAL SYSTEMS INC
filed 2003-05-15
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of April 30, 2003, there were 17,304,364 shares of the registrant’s Common Stock outstanding.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts, unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$16,019	$6,888
Marketable securities	1,717	5,427
Accounts and note receivable, net	2,882	2,798
Inventories, net	3,143	3,521
Prepaid assets and other current assets	830	995

Total current assets	24,591	19,629
Long term marketable securities	—	520
Long term note receivable, net	363	381
Property and equipment, net	1,553	1,565
Intangibles and other assets	2,614	2,071

Total assets	$29,121	$24,166

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$801	$1,053
Accrued liabilities	2,088	2,510

Total liabilities	2,889	3,563

Contingencies (Note 5)

Stockholders’ equity:
Common stock	17	15
Additional paid-in capital	97,053	88,525
Stockholder notes receivable	(21)	(50)
Accumulated other comprehensive income	1	7
Accumulated deficit	(70,818)	(67,894)

Total stockholders’ equity	26,232	20,603

Total liabilities and stockholders’ equity	$29,121	$24,166

The accompanying notes are an integral part of the condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2003	2002
Sales	$4,497	$4,418
Cost of goods sold	1,574	2,003

Gross profit	2,923	2,415

Operating expenses:
Research and development	1,358	1,335
Selling, general and administrative	4,564	5,222

Total operating expenses	5,922	6,557

Loss from operations	(2,999)	(4,142)
Interest income and other expense, net	75	149

Net loss	$(2,924)	$(3,993)

Net loss per share, basic and diluted	$(0.17)	$(0.27)

Shares used in computing net loss per share, basic and diluted	17,223	14,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,924)	$(3,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	375
Revaluation of common stock warrants for services received	(26)	54
Amortization of stock-based compensation	—	167
Allowance for doubtful accounts	66	100
Provision for obsolete inventories	38	87
Changes in operating assets and liabilities:
Accounts and note receivable	(165)	(406)
Inventories	340	(64)
Prepaid and other current assets	165	554
Accounts payable and accrued liabilities	(674)	(571)

Net cash used in operating activities	(2,849)	(3,697)

Cash flows from investing activities:
Purchase of property and equipment	(233)	(405)
Purchase of investments	(143)	—
Sales and maturities of investments	4,367	2,222
Capitalization of patent litigation costs	(602)	(297)
Note receivable and other assets	35	1

Net cash provided by investing activities	3,424	1,521

Cash flows from financing activities:
Proceeds from issuance of common stock	8,556	446
Payments on capital lease obligations	—	(73)

Net cash provided by financing activities	8,556	373

Net increase (decrease) in cash and cash equivalents	9,131	(1,803)
Cash and cash equivalents at beginning of period	6,888	7,297

Cash and cash equivalents at end of period	$16,019	$5,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by RITA Medical Systems, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. However, interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2002 contained in the Company’s annual report on Form 10-K.

2.    Net loss per share

Basic earnings per share figures are calculated based on the weighted-average number of common shares outstanding during the period less the weighted-average number of any common shares subject to repurchase by the Company. Diluted earnings per share further includes the dilutive effect of potentially dilutive securities consisting of stock options and warrants provided that the inclusion of such common stock equivalents is not antidilutive; the Company has reported net losses since its inception and therefore excludes such potentially dilutive securities from its calculation of diluted earnings per share.

The reconciliation of total weighted average common shares to shares used in determining net loss per share is as follows (in thousands):

	Three months ended March 31,
	2003	2002
Weighted average shares of common stock outstanding	17,235	14,651
Less: weighted-average shares subject to repurchase	(12)	(37)

Weighted average shares used in basic and diluted net loss per share	17,223	14,614

The following numbers of shares represented by options and warrants (prior to application of the treasury stock method) and shares subject to repurchase were excluded from the computation of diluted net loss per share as their effect was antidilutive (in thousands):

	March 31,
	2003	2002
Effect of potentially dilutive securities:
Unvested common stock subject to repurchase	12	37
Options	2,474	2,785
Warrants	25	36

Total potentially dilutive securities excluded from the computation of earnings per share as their effect was antidilutive	2,511	2,858

3.    Balance sheet components—Inventories

The components of the Company’s inventories at March 31, 2003 and December 31, 2002, respectively, were as follows (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$957	$1,039
Work-in-process	323	341
Finished goods	1,863	2,141

	$3,143	$3,521

4.    Accounting for stock-based compensation

During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretations (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instruments.

The following table illustrates the effect on net loss and net loss per share for the three month periods ended March 31, 2003 and 2002, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation granted under all of the stock option plans and the Employee Stock Purchase Plan (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net loss, as reported	$(2,924)	$(3,993)
Add: Stock-based employee compensation expense included in reported net loss	—	154
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(587)	(593)

Pro-forma net loss	$(3,511)	$(4,432)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.27)
Pro-forma	$(0.20)	$(0.30)

The determination of stock-based employee compensation under the fair value based method used the following weighted average assumptions:

	Three months ended March 31,
	2003	2002
Volatility	79%	79%
Risk-free interest rate	2.81%	4.33%
Expected life	5 years	5 years
Expected dividends	0%	0%

All of the above assumptions were also used for the Employee Stock Purchase Program, except that the expected life assumption was six months and the risk free interest rate is 1.75% for the three months ended March 31, 2003.

5.    Contingencies

From 1999 until April 2003, the Company was involved in patent-related disputes before the United States Patent and Trademark Office and the European Patent Office, as well as several patent infringement suits filed in the United States District Court for the Northern District of California. The principal parties in these matters were ourselves, Boston Scientific Corporation and two of its operating divisions, RadioTherapeutics Corporation and Scimed Life Systems, Inc. Also included as adverse parties on particular matters were institutions or corporations from whom Boston Scientific has licensed technology, including the University of Nebraska, UneMed Corporation, the University of Kansas and the University of Kansas Medical Center Research Institute.

In April 2003, the Company signed a definitive agreement with Boston Scientific, its affiliates and licensors to settle all outstanding patent disputes between the two companies. Under the terms of the agreement, all litigation in the United States, including Boston Scientific’s appeal of a United States Patent and Trademark Office ruling, has been dismissed with prejudice and Boston Scientific will withdraw its opposition before the European Patent Office. The Company made one-time payments of $1,325,000 to the University of Kansas and $1,325,000 to the University of Nebraska, the licensors of several of the disputed patents. These amounts will be capitalized in April and will be amortized over the useful life of the related assets. The agreement includes a series of licenses and sub-licenses, none of which include the Company’s proprietary temperature control technology. The Company agreed to license to Boston Scientific, on a royalty-bearing basis, its infusion technology for future products. However, Boston Scientific will not market or sell products utilizing licensed infusion technology before October 5, 2004.

The Company may, from time to time, become a party to legal proceedings arising in the ordinary course of business. Such matters generally involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from such future litigation or other legal proceedings and no amounts have been provided for such matters in the accompanying unaudited condensed consolidated financial statements.

6.    Comprehensive loss

Comprehensive loss generally represents all changes in shareholder equity except those resulting from investments or contributions by shareholders. The Company’s unrealized gains and losses on available-for-sale securities represent the only components of comprehensive loss that are excluded from the Company’s net loss. These components are not significant individually, or in the aggregate, and therefore, no separate statement of comprehensive loss has been presented.

7.    Private placement of securities

In January 2003, the Company issued to SF Capital Partners Ltd., Riverview Group, LLC, Baystar Capital II, L.P., and Baystar International II, L.P., 2,045,453 shares of unregistered common stock at a price of $4.40 per share, netting approximately $8.3 million after issuance fees and expenses. Wells Fargo Securities, LLC served as the lead placement agent for the transaction. The issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. On February 14, 2003, the Company’s Registration Statement on Form S-3, which registered the shares of common stock sold to the purchasers in the private placement transaction was declared effective by the SEC.

8.    Recent accounting pronouncements

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results” and those appearing elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Our products are sold in the United States through our direct sales force and internationally through distribution partners. For the three months ended March 31, 2003, sales in the United States accounted for 71% of our total sales compared to 72% in the prior year period, while sales in our international markets accounted for 29% of our total sales compared to 28% in the prior year period. Although our percentage of domestic sales was somewhat lower than in prior quarters, we continue to expect domestic sales to account for the majority of total sales in future periods due to our significant investment in our domestic sales force and because of the favorable market environment. Also, we expect that inventory reductions by our distributors in Europe and Japan, coupled with ongoing reimbursement issues, to limit sales growth in these regions, at least for 2003. However, our international operations will continue to represent a significant portion of our revenue because of the high incidence of primary liver cancer in Asian and European markets.

All of our revenue is derived from the sale of our disposable devices and radiofrequency generators. For the three months ended March 31, 2003, 88% of our sales were derived from our disposable devices and 12% were derived from the sale of our generators. Disposable product revenue for the quarter grew by 21% over the prior year period, primarily as a result of our expanded base of customer accounts, but generator revenue decreased by 52% as the prior year period included unusually large generator shipments to our Japanese distributor. Going forward, we will continue to focus on expanding our base of customer accounts and on increasing usage of our disposable products in our established accounts. As a result, we expect revenue from the sale of our higher-margin disposable devices to grow faster than revenue from the sale of our generators.

To date, essentially all of our revenue has come from products sold in the treatment of cancerous liver tumors. In 2002, however, we began to see nominal revenue from the use of the RITA system sold for the treatment of patients with metastatic bone tumors, a market we expect to grow in 2003 and beyond. We are conducting research and clinical trials in other organs that may lead to additional sources of revenue in future years, although there can be no assurances that such additional revenue will materialize.

Our manufacturing costs consist of raw materials, including generators and ancillary hardware components produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Gross margins are affected by production volumes, average selling prices, the sales mix of higher-margin disposable devices versus generators and the mix of domestic direct sales versus international sales, which provide for standard distributor discounts. Our gross margin for the three months ended March 31, 2003 was 65%, up from 55% in the comparable prior year period, in response to the higher percentage of disposable products in our sales mix and a provision for obsolete inventory of $0.1 million, compared to a $0.3 million provision in the first quarter of 2002. We have, from time to time, recognized relatively high expenses related to obsolete inventory provisions as our product line has undergone several changes, and we may experience pressure on margins in the future due to similar product changes. Also, future margins will be pressured by amortization of capitalized license fees associated with the settlement of our patent litigation dispute with Boston Scientific Corporation. Despite these factors, we generally expect modest gross margin improvement over the balance of 2003 primarily as a result of improvements in our sales mix and higher production volumes.

Our operating expenses consist of product development costs, clinical trial expenses, patent litigation expenses, sales and marketing expense related to our selling efforts in the United States and Europe, and administrative expenses, including the costs associated with our status as a public company, professional service expenses and our provisions for uncollectible accounts. Growth in these areas is determined by the breadth of our new product development portfolio, the number of headcount we maintain in our selling and administrative functions, the scope of our marketing efforts, the costs we incur in defense of our patents and intellectual property and the extent to which credit issues and economic conditions constrain our ability to collect our receivables. For the three months ended March 31, 2003, $1.4 million of our operating expenses were related to research and development activities, including $0.5 million associated with patent litigation expenses. For the prior year period, we had $1.3 million in research and development expense, but only $0.2 million of that figure was for litigation costs, so expenses for product development and clinical trials were actually lower than such expenses for the same period last year. We expect expenses for product development and clinical trials to remain stable throughout 2003, but ongoing legal expenses associated with patent litigation are now expected to be significantly reduced for the remainder of 2003 because we settled all of our outstanding patent disputes in April 2003. Total selling, general and administrative costs were $4.6 million compared with $5.2 million in the prior year period. This reduction primarily reflects $0.4 million in reduced expenses associated with our domestic sales and marketing efforts, although administrative charges including public relations and professional fees were also modestly lower. In future periods, we plan to continue to invest in market growth and business development and as a result expect selling, general and administrative expenses to represent an increasing percentage of our operating expenses for the remainder of 2003 and beyond. As for provisions to our allowance for uncollectible accounts, we further increased our reserve by $0.1 million during the three months ended March 31, 2003. This amount is less than that in preceding quarters and we continue to believe that the deterioration we experienced in international collections in 2002 will stabilize in 2003. However, if we continue to experience difficulties with international collections we may need to further increase our allowance for uncollectible accounts in 2003, and may identify specific accounts that would be required to post a letter of credit or pay in advance to minimize credit risk to the Company.

From 1999 until April 2003, we were involved in patent related disputes before the United States Patent and Trademark Office, the European Patent Office and several patent infringement suits filed in the United States District Court for the Northern District of California. The principal parties in these matters were ourselves, Boston Scientific Corporation, two of its operating divisions and two of its licensors. In April 2003, we signed a definitive agreement with Boston Scientific, its affiliates and its licensors to settle all outstanding patent disputes. Under the terms of the agreement, litigation in the United States, including Boston Scientific’s appeal of a United States Patent and Trademark Office ruling, has been dismissed with prejudice and Boston Scientific will withdraw its opposition before the European Patent Office. We made one-time payments of $1,325,000 to the University of Kansas and $1,325,000 to the University of Nebraska, the licensors of several of the disputed patents. These amounts will be capitalized in April and will be amortized over the useful life of the related assets. The agreement includes a series of licenses and sub-licenses, none of which include our proprietary temperature control technology. We agreed to license to Boston Scientific, on a royalty-bearing basis, our infusion technology for future products. However, Boston Scientific will not market or sell products utilizing licensed infusion technology before October 5, 2004.

Our working capital increased to $21.7 million at March 31, 2003, from $16.1 million at December 31, 2002. This increase was primarily due to our January 2003 issuance of 2,045,453 shares of unregistered common stock at $4.40 per share, netting approximately $8.3 million after associated fees and expenses. Offsetting this cash inflow was $2.8 million in cash used in operations, $0.2 million in capital expenditures and $0.6 million in capitalized legal costs related to defense of our patent rights. We do not expect significantly increased capital expenditures in the near term.

We incurred net losses of $2.9 million for the three months ended March 31, 2003. As of March 31, 2003, we had an accumulated deficit of $70.8 million. Due to the high costs associated with continued research and development programs, expanded clinical research programs and increased sales and marketing efforts, we expect to incur net losses for the full year 2003, with diminishing losses through the year. We expect to be modestly profitable in mid-2004. Profitability depends on our success in expanding product usage in our current market and in developing new markets. To the extent current or new markets do not materialize in accordance with our expectations, our sales and profitability could be lower than expected and we may be unable to achieve or sustain profitability.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2002. No changes in these policies and estimates have occurred during the three months ended March 31, 2003.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Statements of Operations for the current quarter ended March 31, 2003 and the four preceding fiscal quarters:

	Q1 2003	Q4 2002	Q3 2002	Q2 2002	Q1 2002
Domestic sales	71%	76%	77%	73%	72%
International sales	29%	24%	23%	27%	28%

Total sales	100%	100%	100%	100%	100%
Cost of goods sold	35%	31%	39%	42%	45%

Gross profit	65%	69%	61%	58%	55%

Operating Expenses:
Research and development	30%	32%	27%	28%	30%
Selling, general and administrative	102%	122%	97%	110%	118%

Total operating expenses	132%	154%	124%	138%	148%

Loss from operations	(67)%	(85)%	(63)%	(80)%	(93)%
Interest income and other expense, net	2%	3%	2%	2%	3%

Net loss	(65)%	(82)%	(61)%	(78)%	(90)%

Three months ended March 31, 2003 and 2002

Sales increased 2% to $4.5 million for the quarter ended March 31, 2003, up from $4.4 million for the quarter ended March 31, 2002. Domestic sales increased by 1% over the comparable prior year period, and international sales increased by 3%. Sales of our disposable products totaled $3.9 million for the quarter, an increase of 21% over the comparable prior year period, on higher international volume, particularly to our distributor in Japan. Domestically, unit shipments of disposable products decreased 6%. Average selling prices of disposable products remained stable within our domestic and international markets. Generator sales for the quarter were 52% lower than sales in the first quarter of 2002, reflecting unusually high generator shipments to our distributor in Japan in the prior year period.

Cost of goods sold for the quarter ended March 31, 2003 was $1.6 million compared to $2.0 million for the quarter ended March 31, 2002, primarily as a result of higher unit shipments of relatively high margin disposables and a provision to our reserve for obsolete inventory of $0.1 million, compared to $0.3 million during the prior year period. Our gross margin rate improved to 65% for the quarter ended March 31, 2002, compared to 55% for the quarter ended March 31, 2002. We have, from time to time, recognized relatively high expenses related to obsolete inventory provisions as our product line has undergone several changes, and we may experience pressure on margins in the future due to similar product changes. Also, future margins will be pressured by amortization of capitalized license fees associated with the settlement of our patent litigation dispute with Boston Scientific Corporation. Despite these factors, we generally expect modest gross margin improvement over the balance of 2003 primarily as a result of improvements in our sales mix and higher production volumes.

Research and development expenses for the quarter ended March 31, 2003 were $1.4 million compared to $1.3 million for the corresponding period in 2002. This change was attributable to a $0.3 million increase in patent litigation expenses, while spending for product development and clinical trials decreased from year to year.

Selling, general and administrative expenses for the quarter ended March 31, 2003 were $4.6 million as compared to $5.2 million in the corresponding period in 2002. This decrease was due to a $0.4 million reduction in spending for sales and marketing and a $0.2 million reduction in public relations and professional service expenses. We expect modest growth in our selling, general and administrative expenses in future periods and we expect our investments in sales and marketing to represent a higher percentage of operating expenses in future years. Settlement of our patent litigation matters should result in much lower related expenses in the future.

Interest income, net of interest expense, was approximately $75,000 for the quarter ended March 31, 2003, down from $149,000 in the corresponding period of 2002. The change was primarily attributable to a smaller portfolio of interest bearing securities, reflecting our use of cash over the past year, and lower interest rates.

Liquidity and Capital Resources

Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. In January 2003, we completed a private placement of 2,045,453 common shares at a price of $4.40 per share, raising approximately $8.3 million net of expenses. As of March 31, 2003, we had $16.0 million of cash and cash equivalents, $1.7 million of marketable securities and $19.1 million of working capital. In April 2003, we paid a total of $2.65 million in settlement of outstanding patent disputes, as required by the definitive agreement we reached with Boston Scientific Corporation, its affiliates and its licensors.

For the three months ended March 31, 2003, net cash used in operating activities was $2.8 million principally due to our net loss of $2.9 million, offset by non-cash charges, including depreciation and amortization as well as provisions to reserves for uncollectible accounts and inventory, of $0.4 million. Approximately $0.3 million in cash was provided by changes in working capital accounts, primarily due to a $0.4 million reduction in accounts payable. Our investing activities for the period were limited to the purchase of property and equipment in the amount of $0.2 million and capitalization of certain patent defense litigation costs in the amount of $0.6 million. Maturities and (net) sales of investment instruments provided $4.4 million in cash in support of operations. Financing activities for the period provided $8.6 million in cash, all related to issuance of common shares through our January private placement or exercise of options.

As of March 31, 2003, future minimum payments due under operating leases were as follows (in thousands):

2003	$400
2004	356

Total of future minimum operating lease payments	$756

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Although it is difficult for us to predict future liquidity requirements with certainty, based on our cash-burn rate of approximately $0.9 million per month throughout 2002 and the first quarter of 2003, we believe that our current cash and cash equivalents will satisfy our cash requirements for at least the next 18 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to the Company and our stockholders.

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

Factors That May Affect Future Results

In addition to the other information in this quarterly report on Form 10-Q and in our annual report on form 10-K for the fiscal year ended December 31, 2002, the following factors should be considered carefully in evaluating the Company’s business and prospects.

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

Although we anticipate that our operating expenses will begin to stabilize in absolute dollars over the next several quarters, to become profitable we must continue to increase our sales and manage our operating expenses. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. In particular, we incurred net losses of $2.9 million in the three months ended March 31, 2003, $13.5 million in 2002, $13.0 million in 2001, $12.8 million in 2000 and $7.5 million in 1999. At March 31, 2003, we had an accumulated deficit of approximately $70.8 million.

Because we face significant competition from companies with greater resources than we have, we may be unable to compete effectively.

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.

We compete directly with two companies in the domestic and international markets: RadioTherapeutics Corporation, a division of Boston Scientific Corporation, and Radionics, Inc., a division of Tyco Healthcare, which is a division of Tyco International. Boston Scientific Corporation and Tyco International are publicly traded companies with substantially greater resources than we have. Both RadioTherapeutics and Radionics sell products that use radiofrequency energy to ablate soft tissue. Furthermore, in April 2003, we entered into a license agreement with Boston Scientific, its affiliates and licensors, pursuant to which we granted Boston Scientific rights to manufacture and sell products using our infusion technology after October 5, 2004. As a result, Boston Scientific may develop and sell some competing products that would, in the absence of this license agreement, infringe our patents.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products, and yet we may be unable to do so. A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications that relate to the use of radiofrequency energy to ablate soft tissue. That could result in lawsuits against us. Our pending United States and foreign patent applications may not issue or may issue and be subsequently successfully challenged by others. In addition, our pending patent applications include claims to material aspects of our products that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

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

Because our future profitability will depend in part on our ability to increase product sales in international markets, we are exposed to risks specific to business operations outside the United States. These risks include:

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

We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. It accounted for 47% of our international revenues in the three months ended March 31, 2003 and 55% of our international revenues in 2002. M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, accounted for 20% of our international revenues in the three months ended March 31, 2003 and 17% of our international revenues for 2002. Because international revenues accounted for 29% of our total revenues for the three months ended March 31, 2003 and these two distributors represented 67% of that total, the loss of either distributor or a significant decrease in unit purchases by either distributor could cause revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

Our relationships with third-party distributors could negatively affect our sales.

We sell our products in international markets through third-party distributors over whom we have limited control, and, if they fail to adequately support our products, our sales could decline. During the three months ended March 31, 2003, we terminated our agreements with three of our international distributors and although we have contracted with replacement distributors we expended significant time and resources in doing so. In addition, our near term sales in the three affected markets could suffer during the transition period which we estimate to be three to nine months. If we or our distributors terminate other distributor agreements, we could incur similar or more burdensome expenses, have to expend significant time and resources in finding replacement distributors and our sales could decrease during any related transition period.

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

Certain of the markets outside the United States in which we sell our products require that specific reimbursement codes be obtained before reimbursement for procedures using our products can be approved. As a result, in countries where specific reimbursement codes are strictly required and have not yet been issued, reimbursement has been denied on that basis. For example, ITX, our distributor in Japan, is seeking to obtain reimbursement coverage in Japan, but to date has not yet received this approval. If we are unable to either obtain the required reimbursement codes or develop an effective strategy to resolve the reimbursement issue, physicians in foreign markets may be unwilling to purchase our products which could negatively impact our international revenues.

If third-party payors do not reimburse health care providers for use of the RITA system, purchases could be delayed and our revenues could decline.

Physicians, hospitals and other health care providers may be reluctant to purchase our products if they do not receive substantial reimbursement for the cost of the procedures using our products from third-party payors, such as Medicare, Medicaid and private health insurance plans. Even though in February 2002 we were successful in establishing a new CPT code related to liver procedures with the American Medical Association, a third-party payor still may not reimburse adequately for the procedure or product. We are aware of cases in which reimbursement for liver procedures using our system has been denied. In addition, there is no specific reimbursement code for radiofrequency ablation of tumors in other organs. Further, we believe the advent of fixed payment schedules has made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. Fixed payment schedules typically permit reimbursement for a procedure rather than a device. If physicians believe that our system will add cost to a procedure but will not add sufficient offsetting economic or clinical benefits, physician adoption could be slowed. In addition, reimbursement levels are highest when our products are used in an inpatient setting. If there is a trend toward the use of our products on an outpatient basis, reimbursement levels could be lower and physician use could decline.

We depend on key employees in a competitive market for skilled personnel and without additional employees, we cannot grow or achieve profitability.

We are highly dependent on the principal members of our management team, including our Chief Executive Officer and Chief Financial Officer, as well as key staff in the areas of finance, operations and research and development. Mr. Barry Cheskin, our Chief Executive Officer since May 1997, resigned from his positions at RITA in April 2003. Our Chief Financial Officer, Mr. Donald Stewart, has assumed interim responsibility for day-to-day operations at the Company until a permanent Chief Executive Officer is hired. We are currently conducting a search for a replacement President and Chief Executive Officer but such a search may take a significant amount of time and resources. Our future success will depend in part on the continued service of our staff and our ability to identify, hire and retain additional personnel, including a new Chief Executive Officer. The market for qualified management personnel in Northern California, where our offices are located, is competitive and is expected to remain so. Because the environment for good personnel is so competitive, costs related to compensation may increase significantly. If we are unable to attract and retain both the management team and key personnel we need to support and grow our business, our business will suffer.

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

Until December 2002, we had only one supplier available to provide us with accessory infusion pumps used in conjunction with our Starburst XLi line of disposable devices. During the quarters ended September 30, 2002 and December 31, 2002, we experienced shortages in the supply of accessory infusion pumps. In December 2002, we qualified a new accessory infusion pump from our existing supplier for which we now have approval from UL and conditional approval from TUV for use in the United States and Europe. Also in December 2002, we qualified a second supplier of an accessory infusion pump, although we have not yet shipped this product to our customers commercially. Although we were able to remedy this supply disruption, future disruptions in the supply of this component are still possible and, in that event, our business could suffer through lower revenues or higher costs. Additionally, we have limited experience with both the primary and alternative pump and if either pump fails to perform as desired, revenues could be negatively affected.

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

Unless we are exempt, we must obtain the appropriate FDA approval or clearance before we can sell a new medical device in the United States. Obtaining this approval or clearance can be a lengthy and time-consuming process. To date, all of our products have received clearances from the FDA through premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act. However, if the FDA requires us to submit a new premarket notification under Section 510(k) for modifications to our existing products, or if the FDA requires us to go through a lengthier, more rigorous examination than we now expect, our product introductions or modifications could be delayed or canceled which could cause our revenues to be below expectations. The FDA may determine that future products will require the more costly, lengthy and uncertain premarket approval process. In addition, modifications to medical device products cleared via the 510(k) process may require a new 510(k) submission. We have made minor modifications to our system. Using the guidelines established by the FDA, we have determined that some of these modifications do not require us to file new 510(k) submissions. If the FDA disagrees with our determinations, we may not be able to sell the RITA system until the FDA has cleared new 510(k) submissions for these modifications, or it may require us to recall previously sold products. In addition, we intend to request additional label indications, such as approvals or clearances for the ablation of tumors in additional organs, including lung, uterus and breast, for our current products. The FDA may either deny these requests outright, require additional extensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of approval or clearance. Therefore, obtaining necessary approvals or clearances for these additional applications could be an expensive and lengthy process. In addition, in the course of the FDA process leading to clearance or approval for a new indication, FDA may request an advisory panel meeting or meetings to discuss the clinical data, the appropriate study design or other criteria for clearance or approval. In the event that the advisory panel advises FDA that the clinical data are inadequate or the study design or other criteria are inappropriate, and FDA concurs, the FDA clearance or approval process could be lengthened and anticipated revenues from that new indication would be delayed.

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

Because our executive officers and directors, and their respective affiliates, own approximately 11 percent of our outstanding common stock as of March 31, 2003, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures have not changed significantly from those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filing dated March 28, 2003.

Item 4.    Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including RITA’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this quarterly report on Form 10-Q. The principal executive and financial officer has concluded, based on this review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

From 1999 until April 2003, we were involved in patent related disputes before the United States Patent and Trademark Office and the European Patent Office, as well as several patent infringement suits filed in the United States District Court for the Northern District of California. The principal parties in these matters were ourselves, Boston Scientific Corporation and two of its operating divisions, RadioTherapeutics Corporation and Scimed Life Systems, Inc. Also included as adverse parties on particular matters were institutions or corporations from whom Boston Scientific has licensed technology, including the University of Nebraska, UneMed Corporation, the University of Kansas and the University of Kansas Medical Center Research Institute. These matters are described more fully in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

In April 2003, we announced that we had signed a definitive agreement with Boston Scientific Corporation, its affiliates and licensors, to settle all outstanding patent disputes. Under the terms of the agreement, all litigation in the United States, including Boston Scientific’s appeal of a United States Patent and Trademark Office ruling, have been dismissed with prejudice and Boston Scientific will withdraw its opposition before the European Patent Office. We made one-time payments of $1,325,000 to the University of Kansas and $1,325,000 to the University of Nebraska, the licensors of several of the disputed patents. These amounts will be capitalized in April and will be amortized over the useful life of the related assets. The agreement includes a series of licenses and sub-licenses, none of which include our proprietary temperature control technology. We agreed to license to Boston Scientific, on a royalty-bearing basis, its infusion technology for future products. However, Boston Scientific will not market or sell products utilizing licensed infusion technology before October 5, 2004.

The Company may, from time to time, become a party to legal proceedings arising in the ordinary course of business. Such matters generally involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from such future litigation or other legal proceedings and no amounts have been provided for such matters in the accompanying unaudited condensed consolidated financial statements.

Item 2.    Changes in Securities.

In January 2003, the Company issued to SF Capital Partners Ltd., Riverview Group, LLC, Baystar Capital II, L.P., and Baystar International II, L.P., 2,045,453 shares of unregistered common stock at a price of $4.40 per share, netting approximately $8.3 million after issuance fees and expenses. Wells Fargo Securities, LLC served as the lead placement agent for the transaction. The issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. On February 14, 2003, the Company’s Registration Statement on Form S-3, which registered the shares of common stock sold to the purchasers in the private placement transaction was declared effective by the SEC.

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

The Company filed a report on Form 8-K on January 27, 2003 announcing its financial results for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC

By:	/S/ DONALD STEWART

Donald Stewart Acting Chief Executive Officer, Chief Financial Officer and Vice President, Finance and Administration

Date:  May 15, 2003

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

As the sole certifying officer, I, Donald Stewart, certify that:

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

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.    I have disclosed, based on my most recent evaluation to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.    I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/S/ DONALD STEWART

Donald Stewart Acting Chief Executive Officer, Chief Financial Officer and Vice President, Finance and Administration

EXHIBIT INDEX

99.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.