Form 10-Q
period 2003-06-30
RITA MEDICAL SYSTEMS INC
filed 2003-08-13
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 17,780,872 shares of the registrant’s Common Stock outstanding.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts, unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$3,757	$6,888
Marketable securities	7,329	5,427
Accounts and note receivable, net	2,966	2,798
Inventories, net	2,727	3,521
Prepaid assets and other current assets	663	995

Total current assets	17,442	19,629
Long term marketable securities	1,122	520
Long term note receivable, net	406	381
Property and equipment, net	1,419	1,565
Intangibles and other assets	5,142	2,071

Total assets	$25,531	$24,166

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$442	$1,053
Accrued liabilities	1,671	2,510

Total liabilities	2,113	3,563

Contingencies (Note 5)

Stockholders’ equity
Common stock	18	15
Additional paid-in capital	97,611	88,525
Stockholder notes receivable	—	(50)
Accumulated other comprehensive income	7	7
Accumulated deficit	(74,218)	(67,894)

Total stockholders’ equity	23,418	20,603

Total liabilities and stockholders’ equity	$25,531	$24,166

The accompanying notes are an integral part of the condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$4,049	$4,806	$8,546	$9,224
Cost of goods sold	1,702	2,040	3,276	4,042

Gross profit	2,347	2,766	5,270	5,182

Operating expenses:
Research and development	1,061	1,329	2,419	2,663
Selling, general and administrative	4,736	5,304	9,300	10,527

Total operating expenses	5,797	6,633	11,719	13,190

Loss from operations	(3,450)	(3,867)	(6,449)	(8,008)

Interest income and other expense, net	50	134	125	282

Net loss	$(3,400)	$(3,733)	$(6,324)	$(7,726)

Net loss per share, basic and diluted	$(0.19)	$(0.25)	$(0.36)	$(0.52)

Shares used in computing net loss per share, basic and diluted	17,578	14,835	17,402	14,725

The accompanying notes are an integral part of the condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,324)	$(7,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784	713
Revaluation of common stock warrants for services received	(42)	62
Amortization of stock-based compensation	—	282
Allowance for doubtful accounts	55	591
Provision for obsolete inventories	247	479
Changes in operating assets and liabilities:
Accounts and note receivable	(316)	(499)
Inventories	547	(46)
Prepaid and other current assets	332	438
Accounts payable and accrued liabilities	(1,450)	219

Net cash used in operating activities	(6,167)	(5,487)

Cash flows from investing activities:
Purchase of property and equipment	(409)	(566)
Purchase of investments	(6,871)	—
Sales and maturities of investments	4,367	3,963
Capitalization of patent litigation costs	(621)	(771)
Acquisition of intangibles	(2,650)	—
Note receivable and other assets	68	3

Net cash provided by investing activities	(6,116)	2,629

Cash flows from financing activities:
Proceeds from issuance of common stock	9,152	1,034
Payments on capital lease obligations	—	(118)

Net cash provided by financing activities	9,152	916

Net decrease in cash and cash equivalents	(3,131)	(1,942)
Cash and cash equivalents at beginning of period	6,888	7,297

Cash and cash equivalents at end of period	$3,757	$5,355

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

2.    Net loss per share

Basic earnings per share figures are calculated based on the weighted-average number of common shares outstanding during the period less the weighted-average number of any common shares subject to repurchase by the Company. Diluted earnings per share further includes the dilutive effect of potentially dilutive securities consisting of stock options and warrants provided that the inclusion of such securities is not antidilutive; the Company has reported net losses since its inception and therefore excludes such potentially dilutive securities from its calculation of diluted earnings per share.

The reconciliation of total weighted average outstanding common shares to shares used in determining net loss per share is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Weighted average shares of common stock outstanding	17,582	14,872	17,410	14,762
Less: weighted-average shares subject to repurchase	(4)	(37)	(8)	(37)

Weighted average shares used in basic and diluted net loss per share	17,578	14,835	17,402	14,725

The following numbers of shares represented by options and warrants (prior to application of the treasury stock method) and shares subject to repurchase were excluded from the computation of diluted net loss per share as their effect was antidilutive (in thousands):

	June 30,
	2003	2002
Effect of potentially dilutive securities:
Unvested common stock subject to repurchase	—	37
Options	2,182	2,639
Warrants	25	25

Total potentially dilutive securities excluded from the computation of net loss per share as their effect was antidilutive	2,207	2,701

3.    Balance sheet components—Inventories

The components of the Company’s inventories at June 30, 2003 and December 31, 2002, respectively, were as follows (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$1,332	$1,039
Work-in-process	36	341
Finished goods	1,359	2,141

	$2,727	$3,521

4.    Accounting for stock-based compensation

During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretations (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instruments.

The following table illustrates the effect on net loss and net loss per share for the three and six month periods ended June 30, 2003 and 2002, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation granted under all of the stock option plans and the Employee Stock Purchase Plan (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(3,400)	$(3,733)	$(6,324)	$(7,726)
Add: Stock-based employee compensation expense included in reported net loss	—	115	—	282
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(406)	(632)	(996)	(1,238)

Pro-forma net loss	$(3,806)	$(4,250)	$(7,320)	$(8,682)

Basic and diluted net loss per share:
As reported	$(0.19)	$(0.25)	$(0.36)	$(0.52)
Pro-forma	$(0.22)	$(0.29)	$(0.42)	$(0.59)

The determination of stock-based employee compensation under the fair value based method used the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Volatility	76%	79%	76%	79%
Risk-free interest rate	2.69%	4.56%	2.73%	4.41%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%

The corresponding assumptions for the Employee Stock Purchase Plan were as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Volatility	70%	79%	70%	79%
Risk-free interest rate	1.49%	4.56%	1.63%	4.41%
Expected life	6 months	6 months	6 months	6 months
Expected dividends	0%	0%	0%	0%

5.    Contingencies

From 1999 until April 2003, the Company was involved in patent-related disputes before the United States Patent and Trademark Office and the European Patent Office, as well as several patent infringement suits filed in the United States District Court for the Northern District of California. The principal parties in these matters were the Company, Boston Scientific Corporation and two of its operating divisions, RadioTherapeutics Corporation and Scimed Life Systems, Inc. Also included as adverse parties on particular matters were institutions or corporations from whom Boston Scientific has licensed technology, including the University of Nebraska, UneMed Corporation, the University of Kansas and the University of Kansas Medical Center Research Institute.

In April 2003, the Company announced that it had signed a definitive agreement with Boston Scientific, its affiliates and licensors to settle all outstanding patent disputes between the two companies. Under the terms of the agreement, all litigation in the United States, including Boston Scientific’s appeal of a United States Patent and Trademark Office ruling, has been dismissed with prejudice and Boston Scientific will withdraw its opposition before the European Patent Office. The Company was required to make one-time payments of $1,325,000 to the University of Kansas and $1,325,000 to the University of Nebraska, the licensors of several of the disputed patents. These amounts were capitalized in April 2003 and are being amortized over the related assets’ useful lives, which range from six to twelve years. The agreement includes a series of licenses and sub-licenses, none of which include the Company’s proprietary temperature control technology. The Company agreed to license to Boston Scientific, on a royalty-bearing basis, its infusion technology for future products. However, Boston Scientific will not market or sell products utilizing licensed infusion technology before October 5, 2004.

The Company may, from time to time, become a party to legal proceedings arising in the ordinary course of business. Such matters generally involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from such future litigation or other legal proceedings and no amounts have been provided for such matters in the accompanying unaudited condensed consolidated financial statements.

6.    Comprehensive loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities represent the only components of comprehensive loss that are excluded from the Company’s net loss. These components are not significant individually, or in the aggregate, and therefore, no separate statement of comprehensive loss has been presented.

7.    Private placement of securities

In January 2003, the Company issued to SF Capital Partners Ltd., Riverview Group, LLC, Baystar Capital II, L.P., and Baystar International II, L.P., 2,045,453 shares of unregistered common stock at a price of $4.40 per share, netting approximately $8.3 million after issuance fees and expenses. Wells Fargo Securities, LLC served as the lead placement agent for the transaction. The issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. On February 14, 2003, the Company’s Registration Statement on Form S-3, which registered the shares of common stock sold to the purchasers in the private placement transaction, was declared effective by the SEC.

8.    Recent accounting pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe adoption of this statement will materially impact its financial position or results of operations.

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

Overview

We develop, manufacture and market minimally invasive products that use radiofrequency energy to treat patients with solid cancerous or benign tumors. In 2001, we commercially launched our StarBurst XLi family of disposable devices and expanded our direct domestic sales organization and our international distribution network. In 2002, the XLi family of disposable devices gained acceptance in the United States. Also in 2002, we received regulatory approval from the FDA to use our products to treat pain associated with bone tumors, increasing the potential market for our products.

Our products are sold in the United States through our direct sales force and internationally through distribution partners. For the three months ended June 30, 2003, sales in the United States accounted for 81% of our total sales, compared to 73% in the prior year period, while sales in our international markets accounted for 19% of our total sales compared to 27% in the prior year period. We continue to expect domestic sales to account for the majority of total sales in future periods. Also, we expect that inventory reductions, particularly by our distributor in Japan, coupled with ongoing reimbursement issues in both Japan and Europe, to limit sales growth in these regions for at least the remainder of 2003. However, we expect our international operations to continue to represent a significant portion of our revenue because of the high incidence of primary liver cancer in Asian and European markets.

All of our revenue is derived from the sale of our disposable devices and radiofrequency generators. For the three months ended June 30, 2003, 87% of our sales were derived from our disposable devices and 13% were derived from the sale of our generators. Disposable product revenue for the quarter grew by 4% over the prior year period, primarily as a result of our expanded base of customer accounts, but generator revenue decreased by 62% as the prior year period included large generator shipments to our Japanese distributor. Going forward, we will continue to focus on expanding our base of customer accounts and on increasing usage of our disposable products in our established accounts. As a result, we expect revenue from the sale of our higher-margin disposable devices to grow faster than revenue from the sale of our generators.

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

Our manufacturing costs consist of raw materials, including generators and ancillary hardware components produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Gross margins are affected by production volumes, average selling prices, the sales mix of higher-margin disposable devices versus generators and the mix of domestic direct sales versus international sales, which provide for distributor discounts. Our gross margin for the three months ended June 30, 2003 was 58%, equal to our margin rate in the prior year period. Margins in the current period were pressured by the amortization of capitalized license fees associated with the settlement of our patent litigation dispute with Boston Scientific Corporation, described below, and we expect such amortization charges to continue for as long as twelve more years. Also, margins for the three months ended June 30, 2003, were limited by temporary cost increases, effective through June 2003, on some of our vendor-sourced hardware products and by significant provisions to our reserve for obsolete inventory. We have, from time to time, recognized relatively high expenses related to obsolete inventory provisions as our product line has undergone several changes, and we may experience pressure on margins in the future due to similar product changes. Despite these factors, we generally expect modest gross margin improvement over the balance of 2003 primarily as a result of improvements in our sales mix and manufacturing cost reductions.

Our operating expenses consist of product development costs, clinical trial expenses, patent litigation expenses, sales and marketing expense related to our selling efforts in the United States and Europe, and administrative expenses, including the costs associated with our status as a public company, professional service expenses and our provisions for uncollectible accounts. Growth in these areas is determined by the breadth of our new product development portfolio, the number of headcount we maintain in our selling and administrative functions, the scope of our marketing efforts, the costs we incur in defense of our patents and intellectual property and the extent to which credit issues and economic conditions constrain our ability to collect our receivables. For the three months ended June 30, 2003, $1.1 million of our operating expenses were related to research and development activities, including $0.2 million associated with patent litigation expenses. For the prior year period, we had $1.3 million in research and development expense, including $0.1 million for litigation costs, so expenses for product development and clinical trials were lower for the three months ended June 30, 2003 than such expenses for the same period last year. We expect expenses for product development and clinical trials to remain stable throughout 2003, but ongoing legal expenses associated with patent litigation should be significantly reduced for the remainder of 2003 because we settled all of our outstanding patent disputes in April 2003. Total selling, general and administrative costs for the three months ended June 30, 2003, were $4.7 million compared with $5.3 million in the prior year period. This reduction primarily reflects $0.5 million in reduced expenses associated with provisions to our allowance for uncollectible accounts, with only minimal charges in the current period. Selling expenses for the current quarter were also modestly lower. Although the deterioration we experienced in international collections in 2002 has stabilized in 2003, we may encounter new difficulties with international collections that require further increases in our allowance for uncollectible accounts in the future, and we may require specific accounts to post letters of credit or pay in advance to minimize credit risk to the Company. Recent expense reduction efforts are expected to result in stable or modestly reduced levels of selling, general and administrative expense for the remainder of 2003.

From 1999 until April 2003, we were involved in patent related disputes before the United States Patent and Trademark Office, the European Patent Office and several patent infringement suits filed in the United States District Court for the Northern District of California. The principal parties in these matters were ourselves, Boston Scientific Corporation, two of its operating divisions and two of its licensors. In April 2003, we signed a definitive agreement with Boston Scientific, its affiliates and its licensors to settle all outstanding patent disputes. Under the terms of the agreement, litigation in the United States, including Boston Scientific’s appeal of a United States Patent and Trademark Office ruling, has been dismissed with prejudice and Boston Scientific will withdraw its opposition before the European Patent Office. We made one-time payments of $1,325,000 to the University of Kansas and $1,325,000 to the University of Nebraska, the licensors of several of the disputed patents. These amounts were capitalized in April 2003 and are being amortized over the related assets’ useful lives, which range from six to twelve years. The agreement includes a series of licenses and sub-licenses, none of which include our proprietary temperature control technology. We agreed to license to Boston Scientific, on a royalty-bearing basis, our infusion technology for future products. However, Boston Scientific will not market or sell products utilizing licensed infusion technology before October 5, 2004.

Our working capital decreased to $15.3 million at June 30, 2003, from $16.1 million at December 31, 2002. Since December 31, 2002, we have used $6.2 million in cash for operations, $0.4 million in capital expenditures and $0.6 million in capitalized legal costs related to defense of our patent rights. We also paid $2.65 million for licenses acquired in settlement of our patent litigation disputes with Boston Scientific Corporation. Offsetting these amounts were cash inflows of approximately $9.2 million from financing activities. Our January 2003 issuance of 2,045,453 shares of unregistered common stock at $4.40 per share netted approximately $8.3 million after associated fees and expenses, and the balance of the cash inflows from financing resulted from exercise of stock options. We do not expect significantly increased capital expenditures for the remainder of 2003.

We incurred net losses of $3.4 million for the three months ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of $74.2 million. Due to the costs associated with continued research and development programs, clinical research programs and sales and marketing efforts, we expect to incur net losses for the full year 2003, with diminishing losses through the year. Profitability depends on our success in expanding product usage in our current market and in developing new markets. To the extent current or new markets do not materialize in accordance with our expectations, our sales and profitability could be lower than expected and we may be unable to achieve or sustain profitability.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2002. No changes in these policies and estimates have occurred during the six months ended June 30, 2003.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Statements of Operations for the current quarter ended June 30, 2003 and the four preceding fiscal quarters:

	Q2 2003	Q1 2003	Q4 2002	Q3 2002	Q2 2002
Domestic sales	81%	71%	76%	77%	73%
International sales	19%	29%	24%	23%	27%

Total sales	100%	100%	100%	100%	100%
Cost of goods sold	42%	35%	31%	39%	42%

Gross profit	58%	65%	69%	61%	58%

Operating Expenses:
Research and development	26%	30%	32%	27%	28%
Selling, general and administrative	117%	102%	122%	97%	110%

Total operating expenses	143%	132%	154%	124%	138%

Loss from operations	(85%)	(67%)	(85%)	(63%)	(80%)
Interest income and other expense, net	1%	2%	3%	2%	2%

Net loss	(84%)	(65%)	(82%)	(61%)	(78%)

Three months ended June 30, 2003 and 2002

Sales decreased 16% to $4.0 million for the quarter ended June 30, 2003, down from $4.8 million for the quarter ended June 30, 2002. Domestic sales decreased by 6% and international sales, due to large generator shipments to our distributor in Japan in the prior year period, decreased by 41% from the three months ended June 30, 2002. Sales of our disposable products totaled $3.5 million for the quarter, an increase of 4% over the comparable prior year period, reflecting modestly higher average selling prices in the domestic market, as unit shipments of disposable products decreased 2%. Generator sales for the quarter were 62% lower than sales in the second quarter of 2002, due again to the large generator shipments to our distributor in Japan in the prior year period.

Cost of goods sold for the quarter ended June 30, 2003 was $1.7 million compared to $2.0 million for the quarter ended June 30, 2002, resulting in 58% gross margin rates in both periods. Generally, we expect improvements in domestic and disposable product sales mix percentages to result in improved margin rates. However, in the current period, these trends were partially offset by the amortization of capitalized license fees associated with the settlement of our patent litigation dispute with Boston Scientific Corporation, and we expect such amortization charges to continue for as long as twelve more years. Also, margins were limited by temporary cost increases, effective through June 2003, on some of our vendor-sourced hardware products and by significant provisions to our reserve for obsolete inventory. We have, from time to time, recognized relatively high expenses related to obsolete inventory provisions as our product line has undergone several changes, and we may experience pressure on margins in the future due to similar product changes. Despite these factors, we generally expect modest gross margin improvement over the balance of 2003 primarily as a result of improvements in our sales mix and manufacturing cost reductions.

Research and development expenses for the quarter ended June 30, 2003 were $1.1 million compared to $1.3 million for the corresponding period in 2002, primarily because spending for product development and clinical trials decreased from year to year, although charges for patent litigation expense were also lower.

Selling, general and administrative expenses for the quarter ended June 30, 2003 were $4.7 million as compared to $5.3 million in the corresponding period in 2002. This reduction primarily reflects $0.5 million in lower expenses associated with provisions to our allowance for uncollectible accounts, with only minimal charges in the current period. Selling expenses for the current period were also modestly lower. Recent expense reduction efforts are expected to result in stable or modestly reduced levels of selling, general and administrative expense for the remainder of 2003.

Interest income, net of interest and other expenses, was $50,000 for the quarter ended June 30, 2003, down from $134,000 in the corresponding period of 2002. The change was primarily attributable to a smaller portfolio of interest bearing securities, reflecting our use of cash over the past year, and lower interest rates.

Six months ended June 30, 2003 and 2002

Sales decreased 7% to $8.5 million for the six months ended June 30, 2003, down from $9.2 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, domestic sales decreased by 3% and international sales, due to large generator shipments to our distributor in Japan in the prior year period, decreased by 41% from the six months ended June 30, 2002. Sales of our disposable products totaled $7.4 million for the year to date period, an increase of 12% over the prior year. This increase reflects modestly higher average selling prices in the domestic market, as unit shipments of disposable products decreased 4%. Generator sales for the six months ended June 30, 2003 were 57% lower than sales in the same period last year, due again to the large generator shipments to our distributor in Japan in the prior year period.

Cost of goods sold for the six months ended June 30, 2003 was $3.3 million compared to $4.0 million for the six months ended June 30, 2002, resulting in a 62% margin rate for the current year to date period, compared with a 56% rate in the comparable prior year period. Generally, we expect improvements in domestic and disposable product sales mix percentages to result in improved margin rates. However, in the current six month period, these trends were partially offset by the amortization of capitalized license fees associated with the settlement of our patent litigation dispute with Boston Scientific Corporation, and we expect such amortization charges to continue for as long as twelve more years. Also, margins were limited by temporary cost increases, effective through June 2003, on some of our vendor-sourced hardware products and by significant provisions to our reserve for obsolete inventory. We have, from time to time, recognized relatively high expenses related to obsolete inventory provisions as our product line has undergone several changes, and we may experience pressure on margins in the future due to similar product changes. Despite these factors, we generally expect modest gross margin improvement over the balance of 2003 primarily as a result of improvements in our sales mix and manufacturing cost reductions.

Research and development expenses for the six months ended June 30, 2003 were $2.4 million compared to $2.7 million for the corresponding period in 2002, primarily because spending for product development and clinical trials decreased from year to year, although charges for patent litigation expense were also lower.

Selling, general and administrative expenses for the six months ended June 30, 2003 were $9.3 million as compared to $10.5 million in the corresponding period in 2002. This reduction reflects $0.6 million in lower expenses associated with provisions to our allowance for uncollectible accounts, with only minimal charges in the current period. Also, our expenses for public relations and professional service charges were $0.3 million lower, and selling expenses were down by $0.3 million. We expect that recent expense reduction efforts will result in stable or modestly reduced levels of selling, general and administrative expenses for the remainder of 2003.

Interest income, net of interest expense and other expenses, was $125,000 for the six months ended June 30, 2003, down from $282,000 in the corresponding period of 2002. The change was primarily attributable to a smaller portfolio of interest bearing securities, reflecting our use of cash over the past year, and lower interest rates.

Liquidity and Capital Resources

Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. In January 2003, we completed a private placement of 2,045,453 common shares at a price of $4.40 per share, raising approximately $8.3 million net of expenses. As of June 30, 2003, we had $3.8 million of cash and cash equivalents, $8.5 million of short and long term marketable securities and $15.3 million of working capital. In April 2003, we paid a total of $2.65 million for licenses acquired in settlement of outstanding patent disputes, as required by the definitive agreement we reached with Boston Scientific Corporation, its affiliates and its licensors.

For the six months ended June 30, 2003, net cash used in operating activities was $6.2 million principally due to our net loss of $6.3 million offset by non-cash charges, including depreciation, amortization and provisions to reserves for uncollectible accounts and inventory, of $1.0 million. Approximately $0.9 million in cash was used by changes in working capital accounts, principally a $1.5 million reduction in accounts payable and accrued liabilities. Our investing activities for the six months ended June 30, 2003, were limited to the purchase of property and equipment in the amount of $0.4 million, capitalization of certain patent defense litigation costs in the amount of $0.6 million, and capitalization of intangibles associated with settlement of our patent litigation in the amount of $2.65 million. During the six months ended June 30, 2002, we invested, net of sales and maturities, approximately $2.5 million in short and long-term marketable debt securities. Financing activities for the six months ended June 30, 2003, provided $9.2 million in cash, all related to issuance of common shares through our January private placement or exercise of stock options.

As of June 30, 2003, future minimum payments due under operating leases were as follows (in thousands):

2003	$267
2004	356

Total of future minimum operating lease payments	$623

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Although it is difficult for us to predict future liquidity requirements with certainty, based on our cash-burn rate of approximately $1.0 million per month through the first half of 2003 and recently implemented expense reduction programs, we believe that our current cash and cash equivalents will satisfy our cash requirements for approximately 18 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to the Company and our stockholders.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe adoption of this statement will materially impact our financial position or results of operations.

Factors That May Affect Future Results

In addition to the other information in this quarterly report on Form 10-Q and in our annual report on form 10-K for the fiscal year ended December 31, 2002, the following factors should be considered carefully in evaluating our business and prospects.

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

We have a history of losses and may never achieve profitability.

Although we believe that our operating expenses have stabilized in absolute dollars, to become profitable we must increase our sales and continue to manage our operating expenses. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. In particular, we incurred net losses of $6.3 million in the six months ended June 30, 2003, $13.5 million in 2002, $13.0 million in 2001, $12.8 million in 2000 and $7.5 million in 1999. At June 30, 2003, we had an accumulated deficit of approximately $74.2 million.

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

We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. It accounted for 30% of our international revenues in the six months ended June 30, 2003 and 55% of our international revenues in 2002. M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, accounted for 26% of our international revenues in the six months ended June 30, 2003 and 17% of our international revenues for 2002. Because international revenues accounted for 24% of our total revenues for the six months ended June 30, 2003 and these two distributors represented 56% of that total, the loss of either distributor or a significant decrease in unit purchases by either distributor could cause our revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

Our relationships with third-party distributors could negatively affect our sales.

We sell our products in international markets through third-party distributors over whom we have limited control, and, if they fail to adequately support our products, our sales could decline. During the first quarter of 2003, we terminated our agreements with three of our international distributors and although we have contracted with replacement distributors we have expended significant time and resources in doing so. In addition, our near term sales in the three affected markets could suffer during the transition period that we estimate could last through September of 2003. If we or our distributors terminate other distributor agreements, we could incur similar or more burdensome expenses, have to expend significant time and resources in finding replacement distributors and our sales could decrease during any related transition period.

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

Certain of the markets outside the United States in which we sell our products require that specific reimbursement codes be obtained before reimbursement for procedures using our products can be approved. As a result, in countries where specific reimbursement codes are strictly required and have not yet been issued, reimbursement has been denied on that basis. For example, ITX Corporation, our distributor in Japan, is seeking to obtain reimbursement coverage in Japan, but to date has not yet received this approval. If we are unable to either obtain the required reimbursement codes or develop an effective strategy to resolve the reimbursement issue, physicians in foreign markets may be unwilling to purchase our products which could negatively impact our international revenues.

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

We are highly dependent on the principal members of our management team, including our Chief Executive Officer and Chief Financial Officer, as well as key staff in the areas of finance, operations and research and development. Mr. Barry Cheskin, was our Chief Executive Officer from May 1997 until his resignation in April 2003. Our Chief Financial Officer, Mr. Donald Stewart, assumed interim responsibility for day-to-day operations at the Company until a permanent Chief Executive Officer was hired. Mr. Joseph DeVivo has agreed to become our new Chief Executive Officer, effective August 18, 2003. Our future success will depend in part on the continued service of our staff and our ability to identify, hire and retain additional personnel. The market for qualified management personnel in Northern California, where our offices are located, is competitive and is expected to remain so. Because the environment for good personnel is so competitive, costs related to compensation may increase significantly. If we are unable to attract and retain both the management team and key personnel we need to support and grow our business, our business will suffer.

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

We are dependent on two suppliers as the only sources of a component that we use in our disposable devices, and any disruption in the supply of this component could negatively affect our business.

Until recently, there has been only one supplier available to provide us with a component that we include in our disposable devices. During the quarter ended June 30, 2003, we qualified a second supplier. However, a disruption in the supply of this component is still possible and could negatively affect revenues. If we were unable to remedy a disruption in supply of this component within twelve months, we could be required to redesign the handle of our disposable devices, which could divert engineering resources from other projects or add to product costs. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new materials. This clearance process may take a substantial period of time, and we may be unable to obtain necessary regulatory approvals for any new material to be used in our products on a timely basis, if at all. This could also create supply disruptions that could negatively affect our business.

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

Because our executive officers and directors, and their respective affiliates, own approximately 10 percent of our outstanding common stock as of June 30, 2003, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures have not changed significantly from those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2002, filed on March 28, 2003.

Item 4.    Controls and Procedures

Within 90 days prior to the date of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives and are effective in doing so.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

From 1999 through March, 2003, the Company has been involved in patent-related disputes before the United States Patent and Trademark Office and the European Patent Office, as well as several patent infringement suits filed in the United States District Court for the Northern District of California. The principal parties in these matters were Boston Scientific Corporation and two of its operating divisions, RadioTherapeutics Corporation and Scimed Life Systems, Inc. Also included as adverse parties on particular matters were institutions or corporations from whom Boston Scientific has licensed technology, including the University of Nebraska, UneMed Corporation, the University of Kansas and the University of Kansas Medical Center Research Institute. These matters are described more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

In April 2003, the Company announced that it had signed a definitive agreement with Boston Scientific and its affiliates to settle all outstanding patent disputes between the two companies. Under the terms of the agreement, all litigation in the United States, including Boston Scientific’s appeal of a United States Patent and Trademark Office ruling, has been dismissed with prejudice and Boston Scientific will withdraw its opposition before the European Patent Office. The Company was required to make one-time payments of $1,325,000 to the University of Kansas and $1,325,000 to the University of Nebraska, the licensors of several of the disputed patents. These amounts were capitalized in April 2003 and are being amortized over the related assets’ useful lives, which range from six to twelve years. The agreement includes a series of licenses and sub-licenses, none of which include the Company’s proprietary temperature control technology. The Company agreed to license to Boston Scientific, on a royalty-bearing basis, its infusion technology for future products. However, Boston Scientific will not market or sell products utilizing licensed infusion technology before October 5, 2004.

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

Item 2.    Changes in Securities and Use of Proceeds.    Not applicable.

Item 3.    Defaults Upon Senior Securities.    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

On June 26, 2003, the Annual Meeting of Stockholders of RITA Medical Systems, Inc. was held in Menlo Park, California.

An election of Class III directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2006:

Vincent Bucci	(10,906,475 votes in favor, no votes withheld, 14,388 votes abstaining)

Randy Lindholm	(10,906,475 votes in favor, no votes withheld, 14,388 votes abstaining)

F. Thomas (Jay) Watkins	(10,906,475 votes in favor, no votes withheld, 14,388 votes abstaining)

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

•	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003 (10,889,025 votes in favor, 31,043 votes opposed, 795 votes abstaining).

Item 5.    Other Information.    Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits:

** 10.32	Litigation Settlement Agreement between the Company and RadioTherapeutics Corporation, Boston Scientific Corporation, Scimed Life Systems Inc., the Board of Regents of the University of Nebraska, University of Kansas d/b/a University of Kansas Medical Center and University of Kansas Medical Center Research Institute, Inc. effective as of April 4, 2003.

# 10.33	Form of Indemnification Agreement between the Company and Randy Lindholm on April 25, 2003 and between the Company and Lynn Saccoliti on May 1, 2003.

# 10.34	Consulting Agreement with Randy Lindholm dated April 25, 2003.

# 10.35	Amendment to offer letter to Donald Stewart dated as of May 1, 2003.

# 10.36	Offer letter to Lynn Saccoliti dated as of May 1, 2003.

31.1	Rule 13a-14(a) Section 302 Certification

32.1	Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

#	Management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K:

A report on Form 8-K was filed with the SEC on April 7, 2003.

A report on Form 8-K was filed with the SEC on April 28, 2003.

A report on Form 8-K was filed with the SEC on April 29, 2003.

A report on Form 8-K was filed with the SEC on May 15, 2003.

A report on Form 8-K was filed with the SEC on July 7, 2003.

A report on Form 8-K was filed with the SEC on July 22, 2003.

A report on Form 8-K was filed with the SEC on July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC.

By:	/S/ DONALD STEWART
Donald Stewart Acting Chief Executive Officer, Chief Financial Officer and Vice President, Finance and Administration

Date:  August 13, 2003

EXHIBIT INDEX

** 10.32	Litigation Settlement Agreement between the Company and RadioTherapeutics Corporation, Boston Scientific Corporation, Scimed Life Systems Inc., the Board of Regents of the University of Nebraska, University of Kansas d/b/a University of Kansas Medical Center and University of Kansas Medical Center Research Institute, Inc. effective as of April 4, 2003.

# 10.33	Form of Indemnification Agreement between the Company and Randy Lindholm on April 25, 2003 and between the Company and Lynn Saccoliti on May 1, 2003.

# 10.34	Consulting Agreement with Randy Lindholm dated April 25, 2003.

# 10.35	Amendment to offer letter to Donald Stewart dated as of May 1, 2003.

# 10.36	Offer letter to Lynn Saccoliti dated as of May 1, 2003.

31.1	Rule 13a-14(a) Section 302 Certification

32.1	Certificate pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

#	Management contract or compensatory plan or arrangement.