Form 10-Q
period 2003-09-30
RITA MEDICAL SYSTEMS INC
filed 2003-11-13
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 17,966,210 shares of the registrant’s Common Stock outstanding.

PART 1.    FINANCIAL INFORMATION

Item 1.     Financial Statements

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$3,327	$6,888
Marketable securities	6,132	5,427
Accounts and note receivable, net	2,565	2,798
Inventories, net	2,392	3,521
Prepaid assets and other current assets	1,097	995

Total current assets	15,513	19,629
Long term marketable securities	1,106	520
Long term note receivable, net	372	381
Property and equipment, net	1,268	1,565
Intangibles and other assets	5,001	2,071

Total assets	$23,260	$24,166

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$702	$1,053
Accrued liabilities	1,594	2,510

Total liabilities	2,296	3,563

Stockholders’ equity
Common stock	18	15
Additional paid-in capital	97,675	88,525
Stockholder notes receivable	—	(50)
Accumulated other comprehensive income	3	7
Accumulated deficit	(76,732)	(67,894)

Total stockholders’ equity	20,964	20,603

Total liabilities and stockholders’ equity	$23,260	$24,166

The accompanying notes are an integral part of the condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$3,865	$4,454	$12,412	$13,679
Cost of goods sold	1,253	1,730	4,530	5,773

Gross profit	2,612	2,724	7,882	7,906

Operating expenses:
Research and development	976	1,218	3,395	3,882
Selling, general and administrative	4,182	4,311	13,482	14,837

Total operating expenses	5,158	5,529	16,877	18,719

Loss from operations	(2,546)	(2,805)	(8,995)	(10,813)
Interest income and other expense, net	32	85	157	368

Net loss	$(2,514)	$(2,720)	$(8,838)	$(10,445)

Net loss per share, basic and diluted	$(0.14)	$(0.18)	$(0.50)	$(0.70)

Shares used in computing net loss per share, basic and diluted	17,807	14,996	17,538	14,816

The accompanying notes are an integral part of the condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(8,838)	$(10,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,228	1,052
Disposal of property and equipment	158	—
Revaluation of common stock warrants for services received	(101)	(31)
Amortization of stock-based compensation	—	308
Allowance for doubtful accounts	56	823
Provision for obsolete inventories	393	517
Changes in operating assets and liabilities:
Accounts and note receivable	82	(147)
Inventories	736	32
Prepaid and other current assets	(102)	77
Accounts payable and accrued liabilities	(1,267)	195

Net cash used in operating activities	(7,655)	(7,619)

Cash flows from investing activities:
Purchase of property and equipment	(720)	(614)
Purchase of investments	(7,855)	—
Sales and maturities of investments	6,560	10,420
Capitalization of patent litigation costs	(621)	(1,245)
Acquisition of intangibles	(2,650)	—
Note receivable and other assets	106	4

Net cash provided by (used in) investing activities	(5,180)	8,565

Cash flows from financing activities:
Proceeds from issuance of common stock	9,274	1,389
Payments on capital lease obligations	—	(148)

Net cash provided by financing activities	9,274	1,241

Net increase (decrease) in cash and cash equivalents	(3,561)	2,187
Cash and cash equivalents at beginning of period	6,888	7,297

Cash and cash equivalents at end of period	$3,327	$9,484

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

2.    Net loss per share

Basic earnings per share figures are calculated based on the weighted-average number of common shares outstanding during the period less the weighted-average number of any common shares subject to repurchase by the Company. Diluted earnings per share further includes the dilutive effect of potentially dilutive securities consisting of stock options and warrants provided that the inclusion of such securities is not antidilutive; the Company has reported net losses and therefore has excluded such potentially dilutive securities from its calculation of diluted earnings per share.

The reconciliation of total weighted average outstanding common shares to shares used in determining net loss per share is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted average shares of common stock outstanding	17,807	15,027	17,543	14,851
Less: weighted-average shares subject to repurchase	—	(31)	(5)	(35)

Weighted average shares used in basic and diluted net loss per share	17,807	14,996	17,538	14,816

The following numbers of shares represented by options and warrants (prior to application of the treasury stock method) and shares subject to repurchase were excluded from the computation of diluted net loss per share as their effect was antidilutive (in thousands):

	September 30,
	2003	2002
Effect of potentially dilutive securities:
Unvested common stock subject to repurchase	—	28
Options	2,307	2,862
Warrants	25	25

Total potentially dilutive securities excluded from the computation of net loss per share as their effect was antidilutive	2,332	2,915

3.    Balance sheet components—Inventories

The components of the Company’s inventories at September 30, 2003 and December 31, 2002, respectively, were as follows (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$853	$1,039
Work-in-process	10	341
Finished goods	1,529	2,141

	$2,392	$3,521

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

The following table illustrates the effect on net loss and net loss per share for the three and nine month periods ended September 30, 2003 and 2002, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation granted under all of the stock option plans and the Employee Stock Purchase Plan (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,514)	$(2,720)	$(8,838)	$(10,445)
Add: Stock-based employee compensation expense included in reported net loss	—	56	—	338
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(349)	(789)	(1,436)	(2,097)

Pro-forma net loss	$(2,863)	$(3,453)	$(10,274)	$(12,204)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.18)	$(0.50)	$(0.70)
Pro-forma	$(0.16)	$(0.23)	$(0.59)	$(0.82)

The determination of stock-based employee compensation under the fair value based method used the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Volatility	76%	79%	76%	79%
Risk-free interest rate	3.21%	3.45%	2.74%	3.94%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%

The corresponding assumptions for the Employee Stock Purchase Plan were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Volatility	70%	79%	70%	79%
Risk-free interest rate	2.50%	3.16%	2.95%	3.29%
Expected life	1.4 years	0.9 years	1.3 years	0.7 years
Expected dividends	0%	0%	0%	0%

5.    Comprehensive loss

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

6.    Private placement of securities

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

7.    Intangible assets and related amortization

The Company’s intangible assets and related accumulated amortization at September 30, 2003 and December 31, 2002, respectively, were as follows (in thousands):

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized patent defense litigation costs	$2,755	$(290)	$2,134	$(111)
Capitalized patent license agreements	2,650	(160)	—	—

	$5,405	$(450)	$2,134	$(111)

Aggregate amortization expense for the nine months ended September 30, 2003, and estimated amortization expense for the three months ended December 31, 2003 and each of the five years ended December 31, 2004 through 2008 is as follows (in thousands):

Aggregate amortization expense:
For the nine months ended September 30, 2003	$339

Estimated amortization expense:
For the three months ended December 31, 2003	$141
For the twelve months ended December 31, 2004	$563
For the twelve months ended December 31, 2005	$563
For the twelve months ended December 31, 2006	$563
For the twelve months ended December 31, 2007	$563
For the twelve months ended December 31, 2008	$563

8.    Recent accounting pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this statement has had no material impact on the Company’s financial position or results of operations.

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

Our products are sold in the United States through our direct sales force and internationally through distribution partners. For the three months ended September 30, 2003, sales in the United States accounted for 86% of our total sales, compared to 77% in the prior year period, while sales in our international markets accounted for 14% of our total sales compared to 23% in the prior year period. We continue to expect domestic sales to account for the majority of total sales in future periods. Also, we expect that inventory reductions, particularly by our distributor in Japan, coupled with ongoing reimbursement issues in both Japan and Europe, to limit sales growth in these regions for at least the remainder of 2003. We believe that over the next several years, as reimbursement issues are resolved and customer inventories are reduced, growth in international markets should resume. We expect our international operations to continue to represent a material portion of our revenue because of the high incidence of primary liver cancer in Asian and European markets.

All of our revenue is derived from the sale of our disposable devices and radiofrequency generators. For the three months ended September 30, 2003, 91% of our sales were derived from our disposable devices and 9% were derived from the sale of our generators. Disposable product revenue for the quarter was flat compared to the prior year period reflecting reduced sales to international customers offset by higher average selling prices for disposable products in our domestic market. Generator revenue decreased by 62% compared to the third quarter of 2002, as the prior year period included large generator shipments to our Japanese distributor. Going forward, we will continue to focus on expanding our base of customer accounts and on increasing usage of our disposable products in our established accounts. As a result, we expect revenue from the sale of our higher-margin disposable devices to grow faster than revenue from the sale of our generators.

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

Our manufacturing costs consist of raw materials, including generators and ancillary hardware components produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Gross margins are affected by production volumes, average selling prices, the sales mix of higher-margin disposable devices versus generators and the mix of domestic direct sales versus international sales, which provide for distributor discounts. Our gross margin for the three months ended September 30, 2003 was 68%, compared to a 61% margin rate in the prior year period, and compared to a 58% margin rate in the three months ended June 30, 2003. This margin improvement reflects the impact of the growing percentages of higher-margin domestic and disposable products in our sales mix. Improvement compared to the three months ended June 30, 2003 is also partially due to the end of temporary cost increases on vendor-sourced hardware that constrained margins during that period. However, margins in the current three-month period were limited by $0.1 million in amortization of capitalized license fees associated with the settlement of our patent litigation dispute with Boston Scientific Corporation, described below. We expect such amortization charges to continue through 2015. Charges to cost of goods sold during the three months ended September 30, 2003 also included $0.1 million in provision to our reserve for obsolete inventory, compared to only a very modest expense in the prior year period and a $0.2 million expense in the three months ended June 30, 2003. We have, from time to time, recognized relatively high expenses related to obsolete inventory provisions as our product line has undergone several changes, and we may experience pressure on margins in the future due to similar product changes. Despite this possibility, we generally expect stable gross margins over the balance of 2003, reflecting a relatively constant sales mix and stable manufacturing costs, with no immediate expectation of significant additional provisions to our reserve for obsolete inventory.

Our operating expenses consist of product development costs, clinical trial expenses, patent litigation expenses, sales and marketing expense related to our selling efforts in the United States and Europe, and administrative expenses, including the costs associated with our status as a public company, professional service expenses and our provisions for uncollectible accounts. Growth in these areas is determined by the breadth of our new product development portfolio, the number of headcount we maintain in our selling and administrative functions, the scope of our marketing efforts, the costs we incur in defense of our patents and intellectual property and the extent to which credit issues and economic conditions constrain our ability to collect our receivables. For the three months ended September 30, 2003, $1.0 million of our operating expenses were related to research and development activities, including $0.2 million associated with patent litigation expenses. For the prior year period, we had $1.2 million in research and development expense, including $0.2 million for litigation costs, so expenses for product development and clinical trials were lower for the three months ended September 30, 2003 than such expenses for the same period last year. We expect expenses for product development and clinical trials to remain stable for the remainder of 2003. We believe that ongoing legal expenses associated with patent litigation should be similar to 2003 third quarter results. Total selling, general and administrative costs for the three months ended September 30, 2003, were $4.2 million compared with $4.3 million in the prior year period. This reduction reflects $0.2 million in reduced expenses associated with provisions to our allowance for uncollectible accounts, with no additional charges in the current period. Although the deterioration we experienced in international collections in 2002 has stabilized in 2003, we may encounter new difficulties with international collections that require further increases in our allowance for uncollectible accounts in the future, and we may require specific accounts to post letters of credit or pay in advance to minimize credit risk to the Company. Selling expenses for the current quarter were also $0.2 million lower, on lower headcount. However, recruiting and compensation expenses related to additions to our management team were $0.3 million higher during the three months ended September 20, 2003 than during the prior year period. We expect flat or modestly reduced levels of selling, general and administrative expense for the remainder of 2003.

From 1999 until April 2003, we were involved in patent related disputes before the United States Patent and Trademark Office, the European Patent Office and several patent infringement suits filed in the United States District Court for the Northern District of California. The principal parties in these matters were ourselves, Boston Scientific Corporation, two of its operating divisions and two of its licensors. In April 2003, we signed a definitive agreement with Boston Scientific, its affiliates and its licensors to settle all outstanding patent disputes. Under the terms of the agreement, litigation in the United States, including Boston Scientific’s appeal of a United States Patent and Trademark Office ruling, has been dismissed with prejudice and Boston Scientific has withdrawn its opposition before the European Patent Office. We made one-time payments of $1,325,000 to the University of Kansas and $1,325,000 to the University of Nebraska, the licensors of several of the disputed patents. These amounts were capitalized in April 2003 and are being amortized over the related assets’ useful lives, which range from six to twelve years. The agreement includes a series of licenses and sub-licenses, none of which include our proprietary temperature control technology. We agreed to license to Boston Scientific, on a royalty-bearing basis, our infusion technology for future products. However, Boston Scientific will not market or sell products utilizing licensed infusion technology before October 5, 2004.

Our working capital decreased to $13.2 million at September 30, 2003, from $16.1 million at December 31, 2002. Since December 31, 2002, we have used $7.7 million in cash for operations, $0.7 million in capital expenditures and $0.6 million in capitalized legal costs related to defense of our patent rights. We also paid $2.65 million for licenses acquired in settlement of our patent litigation disputes with Boston Scientific Corporation. Offsetting these amounts were cash inflows of approximately $9.3 million from financing activities. Our January 2003 issuance of 2,045,453 shares of unregistered common stock at $4.40 per share netted approximately $8.3 million after associated fees and expenses, and the balance of the cash inflows from financing resulted from exercise of stock options. We do not expect significantly increased capital expenditures for the remainder of 2003.

We incurred net losses of $2.5 million for the three months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of $76.7 million. Due to the costs associated with continued research and development programs, clinical research programs and sales and marketing efforts, we expect to continue to incur net losses for the balance of 2003 and 2004. Profitability depends on our success in expanding product usage in our current market and in developing new markets. To the extent current or new markets do not materialize in accordance with our expectations, our sales and profitability could be lower than expected and we may be unable to achieve or sustain profitability.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2002. No changes in these policies and estimates have occurred during the nine months ended September 30, 2003.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations for the current quarter ended September 30, 2003 and the four preceding fiscal quarters:

	Q3 2003	Q2 2003	Q1 2003	Q4 2002	Q3 2002
Domestic sales	86%	81%	71%	76%	77%
International sales	14%	19%	29%	24%	23%

Total sales	100%	100%	100%	100%	100%
Cost of goods sold	32%	42%	35%	31%	39%

Gross profit	68%	58%	65%	69%	61%

Operating expenses:
Research and development	25%	26%	30%	32%	27%
Selling, general and administrative	109%	117%	102%	122%	97%

Total operating expenses	134%	143%	132%	154%	124%

Loss from operations	(66)%	(85)%	(67)%	(85)%	(63)%
Interest income and other expense, net	1%	1%	2%	3%	2%

Net loss	(65)%	(84)%	(65)%	(82)%	(61)%

Three months ended September 30, 2003 and 2002

Sales decreased 13% to $3.9 million for the quarter ended September 30, 2003, down from $4.5 million for the quarter ended September 30, 2002. Domestic sales decreased by 3% and international sales, principally due to large generator shipments to our distributor in Japan in the prior year period, decreased by 46% from the three months ended September 30, 2002. Sales of our disposable products totaled $3.5 million for the quarter, equal to the comparable prior year period, reflecting higher average selling prices in the domestic market, as unit shipments of disposable products decreased 18%. Generator sales for the quarter were 62% lower than sales in the third quarter of 2002, due again to the large generator shipments to our distributor in Japan in the prior year period.

Cost of goods sold for the quarter ended September 30, 2003 was $1.3 million, resulting in a gross margin rate of 68% for the period. This compares to cost of goods sold of $1.7 million for the quarter ended September 30, 2002, and a gross margin rate of 61% for that period. This improvement was primarily due to higher percentages of relatively high-margin domestic and disposable sales in our current period sales compared to prior period sales. However, margins in the current period were limited by $0.1 million in amortization of capitalized license fees associated with the settlement of our patent litigation dispute with Boston Scientific Corporation. We expect such amortization charges to continue through 2015. Charges to cost during the three months ended September 30, 2003 also included $0.1 million in provision to our reserve for obsolete inventory, compared to only a very modest provision in the prior year period. We have, from time to time, recognized relatively high expenses related to obsolete inventory provisions as our product line has undergone several changes, and we may experience pressure on margins in the future due to similar product changes. Despite this possibility, we generally expect stable gross margins over the balance of 2003, reflecting a relatively constant sales mix and stable manufacturing costs, with no immediate expectation of significant additional provisions to our reserve for obsolete inventory.

For the three months ended September 30, 2003, $1.0 million of our operating expenses were related to research and development activities, compared to $1.2 million in the three months ended September 30, 2002, primarily because of reduced expenses for product development and clinical trials. We expect expenses for product development and clinical trials to remain stable for the remainder of 2003.

Total selling, general and administrative costs for the three months ended September 30, 2003, were $4.2 million compared with $4.3 million in the prior year period. Selling expenses for the current quarter were $0.2 million lower, reflecting organizational changes made during 2003 in our domestic sales group, including headcount reductions. Also, we made no additional provisions to our allowance for uncollectible accounts, compared to $0.2 million in the prior year period, but recruiting and compensation expenses related to additions to our management team offset this savings. Although the deterioration we experienced in international collections in 2002 has stabilized in 2003, we may encounter new difficulties with international collections that require further increases in our allowance for uncollectible accounts in the future, and we may require specific accounts to post letters of credit or pay in advance to minimize credit risk to the Company. We expect stable or modestly reduced levels of selling, general and administrative expense for the remainder of 2003.

Interest income, net of interest and other expenses, was $32,000 for the quarter ended September 30, 2003, down from $85,000 in the corresponding period of 2002. The change was primarily attributable to a smaller portfolio of interest bearing securities, reflecting our use of cash over the past year, and lower interest rates.

Nine months ended September 30, 2003 and 2002

Sales decreased 9% to $12.4 million for the nine months ended September 30, 2003, down from $13.7 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, domestic sales decreased by 3% and international sales, due to large generator shipments to our distributor in Japan in the prior year period, decreased by 27% from the nine months ended September 30, 2002. Sales of our disposable products totaled $11.0 million for the year to date period, an increase of 8% over the prior year. This increase reflects higher average selling prices in the domestic market and higher shipments of disposable products to our international distributors. Unit shipments of disposable products in the domestic market decreased 4%. Generator sales for the nine months ended September 30, 2003 were 59% lower than sales in the same period last year, due again to the large generator shipments to our distributor in Japan in the prior year period.

Cost of goods sold for the nine months ended September 30, 2003 was $4.5 million compared to $5.8 million for the nine months ended September 30, 2002, resulting in a 64% margin rate for the current year to date period, compared with a 58% rate in the comparable prior year period. This improvement was primarily due to higher percentages of domestic and disposable sales in our current period sales mix compared to prior period sales. However, in the current nine-month period, these trends were partially offset by $0.2 million in amortization of capitalized license fees associated with the settlement of our patent litigation dispute with Boston Scientific Corporation. We expect such amortization charges to continue to continue through 2015. Also, margins were limited by temporary cost increases, effective through June 2003, on some of our vendor-sourced hardware products. For the nine months ended September 30, 2003, cost of goods sold also included $0.4 million in provision for obsolete inventory, compared with $0.5 million in the comparable prior period. We have, from time to time, recognized relatively high expenses related to obsolete inventory provisions as our product line has undergone several changes, and we may experience pressure on margins in the future due to similar product changes. Despite this possibility, we generally expect stable gross margins over the balance of 2003, reflecting a relatively constant sales mix and stable manufacturing costs, with no immediate expectation of significant additional provisions to our reserve for obsolete inventory.

For the nine months ended September 30, 2003, $3.4 million of our operating expenses were related to research and development activities, compared to $3.9 million in the nine months ended September 30, 2002, primarily because of reduced expenses for product development and clinical trials. We expect expenses for product development and clinical trials to remain stable for the remainder of 2003.

Total selling, general and administrative costs for the nine months ended September 30, 2003, were $13.5 million compared with $14.8 million in the prior year period. Selling expenses for the current period were $0.5 million lower, on lower headcount, reflecting recent organizational changes in our domestic sales group. Also, we have made essentially no additional provisions to our allowance for uncollectible accounts during the nine months ended September 30, 2003, compared to $0.8 million in the prior year period. Although the deterioration we experienced in international collections in 2002 has stabilized in 2003, we may encounter new difficulties with collections that require further increases in our allowance for uncollectible accounts in the future, and we may require specific accounts to post letters of credit or pay in advance to minimize credit risk to the Company. We expect stable or modestly reduced levels of selling, general and administrative expense for the remainder of 2003.

Interest income, net of interest expense and other expenses, was $157,000 for the nine months ended September 30, 2003, down from $368,000 in the corresponding period of 2002. The change was primarily attributable to a smaller portfolio of interest bearing securities, reflecting our use of cash over the past year, and lower interest rates.

Liquidity and Capital Resources

Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. In January 2003, we completed a private placement of 2,045,453 common shares at a price of $4.40 per share, raising approximately $8.3 million net of expenses. As of September 30, 2003, we had $3.3 million of cash and cash equivalents, $7.2 million of short and long-term marketable securities and $13.2 million of working capital.

For the nine months ended September 30, 2003, net cash used in operating activities was $7.7 million principally due to our net loss of $8.8 million offset by non-cash charges, including depreciation, amortization and provisions to reserves for uncollectible accounts and inventory, of $1.7 million. Approximately $0.6 million in cash was used by changes in working capital accounts, principally a $1.3 million reduction in accounts payable and accrued liabilities. Our investing activities for the nine months ended September 30, 2003, were limited to the purchase of property and equipment in the amount of $0.7 million, capitalization of certain patent defense litigation costs in the amount of $0.6 million, and capitalization of intangibles associated with settlement of our patent litigation in the amount of $2.65 million. During the nine months ended September 30, 2003, we invested, net of sales and maturities, approximately $1.3 million in short and long-term marketable debt securities. Financing activities for the nine months ended September 30, 2003, provided $9.3 million in cash, all related to issuance of common shares through our January private placement or exercise of stock options.

As of September 30, 2003, future minimum payments due under operating leases were as follows (in thousands):

2003	$133
2004	356

Total of future minimum operating lease payments	$489

Our capital requirements depend on numerous factors including our sales, research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Our net cash used in operating activities was $7.7 million for the nine months ended September 30, 2003, an average of approximately $0.9 million per month, and recently implemented expense reduction programs reduced that rate during the current quarter. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our reduced rate of cash used in operating activities means our current balances of cash, cash equivalents and marketable securities will satisfy our cash requirements for approximately 18 months. During or after this period, if cash generated by operations is insufficient to satisfy our cash requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to the Company and our stockholders.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this statement has had no material impact on the Company’s financial position or results of operations.

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

Although operating expenses during the quarter ended September 30, 2003 were lower than in the two preceding quarters, and although we believe that our quarterly operating expenses will stabilize at or below this level for the remainder of 2003 and throughout 2004, to become profitable we must increase our sales and continue to manage our operating expenses. If our sales do not grow, we may not be able to achieve or maintain profitability in the future. In particular, we incurred net losses of $8.8 million in the nine months ended September 30, 2003, $13.5 million in 2002, $13.0 million in 2001, $12.8 million in 2000 and $7.5 million in 1999. At September 30, 2003, we had an accumulated deficit of approximately $76.7 million.

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

Our products are supported by clinical follow-up data in published clinical reports or scientific presentations covering periods from five months to five years after radiofrequency ablation. If additional studies in liver cancer or in other applications fail to confirm or demonstrate the effectiveness of our products, our sales could decline. If longer-term patient follow-up or clinical studies indicate that our procedures cause unexpected, serious complications or other unforeseen negative effects, we could be subject to significant liability. Further, because some of our data has been produced in studies that were retrospective, not randomized or included small patient populations and because, in certain circumstances, we rely on clinical data developed by independent third party physicians, our clinical data may not be reproduced in wider patient populations.

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

We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. It accounted for 24% of our international revenues in the nine months ended September 30, 2003 and 55% of our international revenues in 2002. M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, accounted for 24% of our international revenues in the nine months ended September 30, 2003 and 17% of our international revenues for 2002. Because international revenues accounted for 21% of our total revenues for the nine months ended September 30, 2003 and these two distributors represented 48% of that total, the loss of either distributor or a significant decrease in unit purchases by either distributor could cause our revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

Our relationships with third-party distributors could negatively affect our sales.

We sell our products in international markets through third-party distributors over whom we have limited control, and, if they fail to adequately support our products, our sales could decline. During the first quarter of 2003, we terminated our agreements with three of our international distributors and although we have contracted with replacement distributors we have expended significant time and resources in doing so, and our sales in the three affected markets have suffered during what we estimated to be a six-month transition period. We believe that transition period should have ended by September 30, 2003. However, if our distributors or we terminate other distributor agreements, we could incur similar or more burdensome expenses, have to expend significant time and resources in finding replacement distributors and our sales could decrease during any related transition period.

We are aware that some of our international distributors have built up inventory of our products. As a result, future sales to these distributors could be negatively impacted and 2003 sales to our Japanese distributor have already been so affected. In addition, while these distributors have no price protection and no right of return relating to purchased products, if we permit the return of any of these products, we will have to adjust our revenues relating to these products which may also impact our revenue recognition policy on future distributor sales.

In 2002, we significantly increased our allowance for uncollectible accounts to address the risk associated with longer collection periods that have arisen principally with our European distributors. Although the deterioration we experienced in international collections in 2002 has stabilized in 2003, we may encounter new difficulties with collections that require further increases in our allowance for uncollectible accounts in the future, and we may require specific accounts to post letters of credit or pay in advance to minimize credit risk to the Company. Additional future increases in our allowance for uncollectible accounts would reduce our profits.

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

Physicians, hospitals and other health care providers may be reluctant to purchase our products if they do not receive coverage or adequate reimbursement for the cost of procedures using our products from third-party payors, such as Medicare, Medicaid and private health insurance plans. If physicians believe that using our system will add cost to a procedure but will not add sufficient offsetting economic or clinical benefits, physician adoption of our products could be delayed. Even though in February 2002 we were successful in establishing a new liver CPT code assigned by the American Medical Association, some third-party payors still may not cover or reimburse adequately for procedure using our products. We are aware of liver procedures using our system where the patient’s insurance has denied coverage. In addition, there are no assigned CPT codes for radiofrequency ablation of tumors in other organs. Further, we believe the advent of the Medicare fixed payment schedules has made it difficult to receive adequate liver reimbursement for procedures using our products in the outpatient setting. Medicare reimbursement levels for procedures using our products are highest when our products are used in an in-patient setting. If there is a trend toward the use of our products on an outpatient basis or if coverage continues to be denied or reimbursement levels continue to be inadequate, physician use of our products could decline which would cause our revenues to decline.

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

We may incur significant costs related to a class action lawsuit due to the likely volatility of our stock.

Our stock price may fluctuate for a number of reasons including:

•	failure of the public market to support the valuation established in our initial public offering or our 2003 private placement transaction;

•	our ability to successfully commercialize our products;

•	announcements regarding patent litigation or the issuance of patents to us or our competitors;

•	quarterly fluctuations in our results of operations;

•	announcements of technological or competitive developments;

•	regulatory developments regarding us or our competitors;

•	acquisitions or strategic alliances by us or our competitors;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts; and

•	general market conditions, particularly for companies with small market capitalizations.

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

Because our executive officers and directors, and their respective affiliates, own approximately 10 percent of our outstanding common stock as of September 30, 2003, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

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

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

From 1999 through March, 2003, the Company was involved in patent-related disputes that were settled in April 2003, and are more fully described in our report on Form 10-K filed on March 28, 2003, our report on Form 10-Q filed on May 15, 2003, and our report on Form 10-Q filed on August 13, 2003.

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

Item 2.    Changes in Securities and Use of Proceeds. Not applicable.

Item 3.    Defaults Upon Senior Securities. Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.    Other Information. Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits:

#10.37	Amended and Restated Consulting Agreement with Randy Lindholm dated August 5, 2003.

#10.38	Form of Indemnification Agreement between the Company and Joseph DeVivo dated August 18, 2003, Wes Johnson dated August 5, 2003 and Stephen Pedroff dated September 2, 2003.

#10.39	Form of Change of Control Agreement entered into between the Company and Joseph DeVivo dated August 18, 2003 and Stephen Pedroff dated September 2, 2003.

#10.40	Offer letter between the Company and Joseph DeVivo dated July 23, 2003.

#10.41	Offer letter between the Company and Stephen Pedroff dated August 22, 2003.

31.1	Rule 13a-14(a) Section 302 Certification.

31.2	Rule 13a-14(a) Section 302 Certification.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K:

A report on Form 8-K was filed with the SEC on July 7, 2003.
A report on Form 8-K was filed with the SEC on July 22, 2003.
A report on Form 8-K was filed with the SEC on July 31, 2003.
A report on Form 8-K was filed with the SEC on August 19, 2003.
A report on Form 8-K was filed with the SEC on September 10, 2003.
A report on Form 8-K was filed with the SEC on October 7, 2003.
A report on Form 8-K was filed with the SEC on October 23, 2003.
A report on Form 8-K was filed with the SEC on November 5, 2003.
A report on Form 8-K was filed with the SEC on November 13, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC

By:	/S/ JOSEPH DEVIVO
Joseph DeVivo President and Chief Executive Officer

Date:  November 13, 2003

EXHIBIT INDEX

#10.37	Amended and Restated Consulting Agreement with Randy Lindholm dated August 5, 2003.

#10.38	Form of Indemnification Agreement between the Company and Joseph DeVivo dated August 18, 2003, Wes Johnson dated August 5, 2003 and Stephen Pedroff dated September 2, 2003.

#10.39	Form of Change of Control Agreement entered into between the Company and Joseph DeVivo dated August 18, 2003 and Stephen Pedroff dated September 2, 2003.

#10.40	Offer letter between the Company and Joseph DeVivo dated July 23, 2003.

#10.41	Offer letter between the Company and Stephen Pedroff dated August 22, 2003.

31.1	Rule 13a-14(a) Section 302 Certification.

31.2	Rule 13a-14(a) Section 302 Certification.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.