Form 10-K
period 2003-12-31
RITA MEDICAL SYSTEMS INC
filed 2004-03-15
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37,848,000 as of June 30, 2003, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 17,974,728 shares of the registrant’s Common Stock issued and outstanding as of January 30, 2004.

Documents Incorporated by Reference

Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the registrant’s 2004 annual meeting of stockholders.

RITA Medical Systems, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2003

Filing Sections

This Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed under “Risk factors” and elsewhere in this prospectus. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “our future success depends,” “seek to continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-K to conform these statements to actual results.

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

We are currently focused on addressing the liver cancer market and the bone cancer market. We believe our system offers a viable option to patients who previously had few or no effective alternatives. We estimate that the worldwide market opportunity for the radiofrequency ablation of unresectable liver cancer is approximately $500 million annually and $600 million annually for the radiofrequency ablation of painful tumors that have metastasized or spread to the bone.

In addition to liver and bone cancer, we believe that our minimally invasive technology may in the future be applied to the treatment of other types of cancerous or benign tumors, including tumors of the lung, breast, uterus, prostate and kidney. We believe the market opportunity for these additional applications exceeds $1 billion annually.

We have received regulatory clearance for sale in major markets worldwide, including the United States. In March 2000, RITA became the first radiofrequency ablation company to receive specific Food and Drug Administration clearance for unresectable liver lesions in addition to its previous general FDA clearance for the ablation of soft tissue. In October 2002, RITA again became the first company to receive specific FDA clearance, this time for the palliation of pain associated with metastatic lesions involving bone. Our system is distributed in the United States through our direct sales force and internationally through distribution partners. Since our product launch, we have sold nearly 60,000 disposable devices.

RITA has a broad patent portfolio. As of December 31, 2003, we had 56 issued patents worldwide and 59 United States and foreign patent applications pending. The issued patents cover, among other things, deployable multi-array electrode technology and temperature feedback technology.

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

Treatment Options for Liver Cancer

The prognosis for primary and metastatic liver cancer is poor. Although limited treatment options are currently available for liver cancer, they are typically ineffective, are generally associated with significant side effects and can even cause death. Traditional treatment options include surgery, chemotherapy, cryosurgery, percutaneous ethanol injection and radiation therapy.

Surgery

While surgery is considered by the medical community to be the preferred treatment option to address liver tumors, approximately 70 to 90 percent of liver cancer patients are unresectable, which means they do not qualify for surgery. This is most often due to the following:

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

Systemic chemotherapy causes significant side effects in the majority of patients, including loss of appetite, nausea and vomiting, hair loss and ulcerations of the mouth. In addition, chemotherapy can damage the blood-producing cells of the bone marrow, leading to a low blood cell count. As a result, chemotherapy patients have an increased chance of infection, bleeding or bruising after minor cuts or injuries, and fatigue or shortness of breath.

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

While cryosurgery is considered to be relatively effective with one-year local recurrence rates of approximately 10 percent, we believe adoption of this procedure has been limited by the following factors:

•	it is not an option for patients who cannot tolerate an open surgical procedure;

•	it involves significant complications which are similar to other open surgical procedures, as well as liver fracture and hemorrhaging caused by the cycle of freezing and thawing and, at times, excessive bleeding;

•	it is associated with mortality rates estimated to be between one and five percent; and

•	it is expensive compared to other alternatives.

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

Bone Metastases Market and Treatment Options

One of the most common sites of the spread of cancer or metastases is the bone. The worldwide incidence of bone metastases is estimated to be over 1 million cases each year with over 400,000 new cases in the U.S. alone. Most of these patients have breast or prostate cancer that eventually spreads to the bone, though some also have other types of cancer, such as kidney and lung cancer. More than 75% of patients with bone metastases report pain associated with this condition. The primary treatment options for painful bone metastases are analgesics and radiation therapy. More than half of patients experiencing pain respond to conventional treatments such as these, but the remainder receive inadequate relief or no relief at all.

The RITA Solution

Our Procedure

Our proprietary system is designed to use radiofrequency energy to provide a minimally invasive approach to ablating solid cancerous or benign tumors. Our system delivers radiofrequency energy to raise the temperature of cells above 45 to 50°C, causing cellular death.

The physician inserts the RITA disposable needle electrode device into the target body tissue, typically under ultrasound, computed tomography or magnetic resonance imaging guidance. Once the device is inserted, pushing on the handle of the device causes a group of curved wires to be deployed from the tip of the electrode. When the power is turned on, these wires deliver radiofrequency energy throughout the tumor. In addition, temperature sensors on the tips of the wires measure tissue temperature throughout the procedure. During the procedure, our system automatically adjusts the amount of energy delivered in order to maintain the temperature necessary to ablate the targeted tissue. For a typical five centimeter ablation using our Starburst Xli or Starburst XLie disposable device, the ablation process takes approximately ten minutes. When the ablation is complete, pulling back on the handle of the device causes the curved wire array to be retracted into the device so it can be removed from the body. Our disposable device cauterizes the tissue along the needle tract, which we believe kills any residual cancer cells that might be removed from the tumor.

Benefits of the RITA System

The benefits of our system include:

•	Effective Treatment Option. We believe that our system provides an effective treatment option to liver cancer patients who previously had few options available to effectively address their unresectable liver tumors. Further, our system provides an effective treatment option for patients whose tumors have metastasized to the bone and cause pain that cannot be adequately relieved by other means. In the future, our system may offer patients with other types of tumors a better treatment option.

•	Minimally Invasive Procedure. The RITA system offers physicians an effective minimally invasive treatment option with few side effects or complications. Our products can be used in an outpatient procedure that requires only local anesthesia, and patients are typically sent home the same day with a small bandage over the entry site. Alternatively, patients can be treated with just an overnight hospital stay either through a small puncture in the skin or laparoscopically through several small incisions. Compared to existing alternatives, we believe our minimally invasive procedure is cost effective and can result in reduced hospital stays.

•	Proprietary Array Design and Temperature Feedback Provide Procedural Control. Our array design enables the physician to predictably ablate large volumes of targeted tissue. In addition, our temperature feedback feature allows physicians to ensure that the temperature is high enough throughout the tissue to achieve cell death.

•	Repeat Treatments Possible. Cancer is most often a recurrent disease. However, due to the invasive nature of other treatment options, such as surgery, the majority of patients who undergo traditional therapies cannot be retreated in the event that new tumors appear or previously treated tumors reappear. Because of the minimally invasive nature of our procedure, patients treated with our system can often be retreated.

•	Broadly Applicable Technology. Our significant clinical experience with liver tumors and bone tumors as well as feasibility studies in other organs indicates that our technology may in the future be broadly applied to the ablative treatment of solid tumors in the lung, uterus, breast, prostate and kidney.

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

Our Business Strategy

Our goal is to be the leading provider of minimally invasive devices for the treatment of solid cancerous or benign tumors. To achieve this goal, we plan to do the following:

•	Increase Our Penetration of the Liver Cancer Market. We believe we can capitalize on the opportunity to increase our penetration of the market for the radiofrequency ablation of unresectable liver tumors, which is currently estimated to be $500 million annually. We intend to execute this strategy by doing the following:

•	Increase awareness among key physicians through sales, marketing and training programs including programs directed specifically at medical oncologists, who are a key referral source for this procedure;

•	Conduct additional clinical research to provide data supporting the expanded use of our products; and

•	Drive patient awareness with marketing efforts and an Internet site focused on educating patients on the benefits of the RITA system for liver cancer.

•	Expand the Application of Our Proprietary Technology to Markets Beyond Liver Cancer. We believe our minimally invasive proprietary technology can be broadly applied to the treatment of other types of cancerous and benign tumors, including tumors in the bone, lung, breast, prostate, uterus and kidney. In 2002 we received FDA clearance for treating painful bone metastases and plan to expand our marketing efforts to capitalize on this opportunity. We plan to build on our extensive clinical experience in liver tumors as well as studies in additional organs to support the extension of our technology to additional applications in the future. We estimate that the market for these additional applications exceeds $1 billion annually.

•	Continue to Advance Technology. We intend to aggressively pursue ongoing research and development of additional products and technologies. We plan to continue to expand and improve our product offerings to better serve patients with solid cancerous or benign tumors whose needs are not met by existing treatments.

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

	Product Name	Description	Year of Introduction	U.S. List Price
Disposable Devices:	StarBurst	Creates a scalable 2 to 3 centimeter ablation. Compatible with the Model 1500 and 1500X generator.	2000	$1,100

	StarBurst XL	Creates a scalable 3 to 5 centimeter ablation. Compatible with the Model 1500 and 1500x generator.	2000	$1,440

	StarBurst Flex	Creates a scalable 3 to 5 centimeter ablation and has a flexible shaft. Compatible with the Model 1500 and 1500X generator.	2002	$2,195

	StarBurst Semi-Flex	Creates a scalable 3 to 5 centimeter ablation and has a partially flexible shaft. Compatible with the Model 1500 and 1500X generator.	2003	$2,195

	7 cm Starburst Xli and XLie	Creates a scalable 4 to 7 centimeter ablation. Compatible with the Model 1500 and 1500X generator; requires an accessory infusion pump for irrigation of saline.	Xli: 2001 Xlie: 2003	$2,495

Generators:	Model 1500	150 Watt Generator	2000	$37,500

	Model 1500X	250 Watt Capable Generator with Field-Software Upgradeability	2002	$37,500

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

Our disposable devices are available in different array sizes to allow the physician to create a spherical ablation volume of anywhere from two to seven centimeters. Three centimeters is slightly smaller than a ping-pong ball. Seven centimeters is approximately the size of a tennis ball. In addition, depending on product line, the devices are available in 10, 12, 15 or 25 centimeter lengths to allow physicians to access tumors that are located more or less deeply within the body. Each disposable device is supplied with one or more ground pads to allow a return path for the flow of radiofrequency energy from the patient back to the generator.

Generators

All of our generators employ an internal computer to assist the physician in safely and effectively controlling the delivery of radiofrequency during the ablation. In addition, each generator has a display to convey information to the physician while using the system. Our Model 1500 generators have the ability, using a laptop computer, to display real-time, color-coded graphs of items such as power, and temperature and impedance to aid the user in controlling the system and to collect procedural information for the patient’s record. Our Model 1500X generators also have the ability to have their software changed in the field through the insertion of a small card containing electronic memory circuits.

Sales and Marketing

We have a geographically diverse customer base which includes the United States, Europe and Asia. Our customers include surgical oncologists, hepatobiliary surgeons, liver transplant surgeons, laparoscopists and interventional radiologists. We also target patient referral sources, including colorectal surgeons, radiation oncologists and medical oncologists.

In the United States, we market our products through a direct sales force consisting of 22 field representatives and 3 regional managers. Overseas, we market our products through distribution partners, supported by three full-time RITA field representatives. To date, we have entered into agreements with distributors in the major countries in Europe and Asia. One of our distributors has accounted for 10% or more of our sales in prior years. ITX Corporation distributes our products in Japan, Korea and Taiwan. It accounted for 4% of our sales in 2003, 14% of our sales in 2002 and 14% of our sales in 2001.

Our marketing and sales efforts are directed at placing generators at key cancer centers and other leading medical centers worldwide and then working with those centers’ physicians to increase their usage of our disposable devices. We recognize that our predominant source of recurring revenue will be from our disposable devices, which can only be used once a generator is placed. Most of our generators are sold to our customers at a discount from list price, and we have also established a variety of programs, including volume discount and preferred customer discount programs, to facilitate generator placement.

We plan to continue to drive physician adoption by increasing awareness of the RITA system among potential users. We have established relationships with leading physicians at prominent cancer and other leading medical institutions, many of whom we believe are now strong advocates of our products. To increase adoption of our system, we are involving these physicians in formal courses, doctor-to-doctor preceptorship programs and hands-on training programs. We also offer programs to assist our customers in marketing the benefits of the RITA system to referring clinical oncologists and colorectal surgeons. In addition, because cancer treatment options are often affected by patient choice, we are expanding public awareness in this area through a patient education Internet site that focuses on liver cancer.

Competition

The medical device industry is subject to intense competition. Accordingly, our future success will depend on our ability to meet the clinical needs of physicians, improve patient outcomes and remain cost-effective for third-party payors, such as health insurance companies. There are a limited number of treatment alternatives available to patients with liver cancer. The traditional treatment options include surgery, chemotherapy, cryosurgery, percutaneous ethanol injections and radiation therapy. There are a limited number of treatment options available to patients with painful bone metastases. These options include radiation therapy and analgesics. We do not believe any of these treatments are directly competitive with our products, as none are intended to use heat to ablate liver lesions or painful bone metastases. Further, we believe that these treatments generally have limited efficacy and/or applicability.

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

Third-Party Reimbursement

Establishing reimbursement for any new technology is a challenge in the current environment of cost containment and managed care. Currently, hospitals and physicians in the United States are reimbursed for open, laproscopic and percutaneous liver procedures using procedural codes and CPT codes approved by the American Medical Association. Medicare has also established payment levels for the physician, inpatient hospital and outpatient hospital settings associated with the codes. In most cases, reimbursement is highest for liver procedures when conducted on an inpatient basis. To date, we believe most of our physician and hospital customers in the United States have been successful in obtaining reimbursement from third-party payors.

Effective January 1, 2004 a new CPT code established by the American Medical Association for percutaneous bone tumor ablation procedures became effective. Medicare has also set payment levels for the physician, inpatient hospital and outpatient hospital setting for this code. The AMA CPT code is applicable to government and private payor health insurance systems. Private payors commonly set reimbursement levels for medical treatments using the Medicare rates, although with any new code payor clinical review for coverage remains necessary. We believe initial clinical reviews will be favorable.

We have limited reimbursement experience for procedures using our system other than for liver and bone cancer. Reimbursement for such procedures in other organs may not be favorable.

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

Clinical Research and Product Development

Our clinical research staff regularly works with clinicians and medical and academic institutions in the development of new technologies and the evaluation and testing of our products. These relationships are valuable in generating data necessary for regulatory compliance. Our research and development efforts are currently focused on the extension of our technology to address tumors of the breast, kidney and lung, and initial results of our lung, kidney and breast clinical investigations have been published or presented.

We believe that we have a strong base of proprietary design, development and manufacturing capabilities. We have particular expertise in the core research and development areas relevant to the production of new disposable electrode devices and computer controlled radiofrequency ablation systems. We are working on a number of enhancements to our existing ablation products that we believe will further improve their ease of use and performance across a broad array of applications.

Patents and Proprietary Technology

We believe that a key element of our competitive advantage depends on our ability to develop and maintain the proprietary aspects of our technology. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws to protect our intellectual property. As of December 31, 2003, we had 56 issued patents worldwide and 59 United States and foreign patent applications pending. The issued patents cover, among other things, deployable multi-array electrode technology and temperature feedback technology. Our United States patents expire between 2012 and 2018. Our European-wide patent expires in 2015 and our Japanese patent expires in 2015.

In April 2003 we entered an agreement with Boston Scientific Corporation and certain of its affiliates and licensors in settlement of various patent litigation disputes. This agreement includes cross licensing of several patents between Boston Scientific, the related affiliates and licensors and ourselves, providing us with access to a number of additional patents in the Boston Scientific portfolio in exchange for one-time payments totaling $2,650,000.

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

Manufacturing

Our manufacturing process for electrodes includes the inspection, assembly, testing, packaging and external sterilization of finished products. Our generators and infusion pumps are currently manufactured to our specifications by outside contractors.

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

Employees

As of January 30, 2004 we had 77 full-time employees, including 37 in sales and marketing, 21 in manufacturing, 9 in research and development and 10 in general and administrative functions. From time to time, we also employ independent contractors to support our organization.

Item 2.	Properties.

We are headquartered in Mountain View, California, where we lease one building with approximately 18,000 square feet of office, research and development and manufacturing space. The lease is noncancellable and expires in August 2004. We believe the facility is suitable and adequate to meet our current or foreseeable requirements through 2004, should we choose to extend our lease, and that additional or alternative space will be available at commercially reasonable terms to meet future growth requirements. See also Note 4 in the “Notes to Consolidated Financial Statements” contained elsewhere in this Form 10-K.

Item 3.	Legal Proceedings.

From 1999 through March 2003, the Company was involved in patent-related disputes that were settled in April 2003, and are more fully described in our annual report on Form 10-K filed on March 28, 2003, our report on Form 10-Q filed on May 15, 2003, and our report on Form 10-Q filed on August 13, 2003.

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

Our common stock is traded on the Nasdaq National Market under the symbol “RITA”. We commenced trading on July 27, 2000. The following table shows the high and low closing sales prices of our common stock by quarter for 2002 and 2003, and through January 30, 2004, as reported by the Nasdaq National Market:

	HIGH	LOW
Year ended December 31, 2002
First quarter	$10.05	$5.41
Second quarter	$10.25	$7.90
Third quarter	$9.77	$3.84
Fourth quarter	$7.04	$4.95
Year ended December 31, 2003
First quarter	$5.71	$4.03
Second quarter	$4.40	$2.70
Third quarter	$3.59	$2.48
Fourth quarter	$4.94	$3.02
Year ended December 31, 2004
First quarter (through January 30, 2004)	$4.70	$4.15

On January 30, 2004, the last reported sales price of our common stock on the Nasdaq National Market was $4.21. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock. As of January 30, 2004, there were 85 holders of our common stock, excluding persons whose stock is in nominee or “street name” accounts through brokers.

No dividends have been declared on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. It is not expected that any dividends will be declared on our capital stock in the foreseeable future.

On January 24, 2003, we issued 2,045,453 shares of our unregistered common stock at a price of $4.40 per share to SF Capital Partners Ltd., Riverview Group, LLC, Baystar Capital II, L.P., and Baystar International II, L.P. We netted approximately $8.3 million after issuance fees and expenses. The issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. On February 14, 2003, our Registration Statement on Form S-3, which registered the shares of common stock sold to SF Capital Partners Ltd., Riverview Group, LLC, Baystar Capital II, L.P., and Baystar International II, L.P., was declared effective by the SEC. We are required to keep this registration statement effective until the earlier of (i) the date when the selling stockholders have sold all the shares pursuant to the registration statement, (ii) the date on which all of the shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended or (iii) January 24, 2005.

Item 6.	Selected Financial Data.

You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The annual data presented below is derived from our audited consolidated financial statements. Our audited consolidated statement of operations for the years ended December 31, 2003, 2002 and 2001 and our audited consolidated balance sheet at December 31, 2003 and 2002 are presented elsewhere in this Form 10-K. The information provided below is in thousands, except for per share data.

	Years ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Sales	$16,607	$17,393	$14,791	$10,010	$4,629
Cost of goods sold	6,166	6,908	6,132	6,048	2,994

Gross profit	10,441	10,485	8,659	3,962	1,635

Operating expenses:
Research and development	4,294	5,052	6,489	5,615	3,931
Selling, general and administrative	17,418	19,366	16,646	12,052	5,452

Total operating expenses	21,712	24,418	23,135	17,667	9,383

Loss from operations	(11,271)	(13,933)	(14,476)	(13,705)	(7,748)
Interest and other income / expense, net	192	434	1,516	898	238

Net loss	$(11,079)	$(13,499)	$(12,960)	$(12,807)	$(7,510)

Net loss per common share, basic and diluted	$(0.63)	$(0.91)	$(0.90)	$(1.99)	$(9.33)

Shares used in computing net loss per common share, basic and diluted	17,647	14,890	14,353	6,440	805

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and marketable securities, current and long term	$9,535	$12,835	$23,537	$40,057	$12,153
Working capital	11,886	16,066	25,478	41,512	12,437
Total assets	22,033	24,166	35,834	46,270	15,705
Long-term obligations, net of current portion	23	—	—	180	1,854
Convertible preferred stock and preferred stock warrants	—	—	—	—	38,516
Common stock and additional paid-in capital	98,055	88,540	88,474	88,435	3,652
Total stockholders’ equity (deficit)	19,084	20,603	32,145	42,647	(26,991)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview and Discussion of Known Trends

We develop, manufacture and market minimally invasive products that use radiofrequency energy to treat patients with solid cancerous or benign tumors. In 2001, we commercially launched our StarBurst XLi family of disposable devices and significantly expanded our direct domestic sales organization and our international distribution network. In 2002, the XLi family of disposable devices gained wide acceptance with our customers in the United States. In 2003, we introduced our next generation in infusion technology, the Xli-Enhanced (“Xlie”) disposable device. The Xlie device builds upon our established infusion expertise, making the ablation process easier and more efficient.

Management relies on certain statistical measurements to assess trends in sales growth and the effectiveness of our selling strategies. The following table, derived from our Consolidated Statements of Operations and other unaudited data for the years ended December 31, 2003, 2002 and 2001, sets forth some of these measurements:

	Years ended December 31,
	2003	2002	2001
Total sales (in thousands)	$16,607	$17,393	$14,791

Percentage of sales: United States	80%	74%	54%
Percentage of sales: International	20%	26%	46%

Percentage of sales: Disposable products	88%	75%	78%
Percentage of sales: Hardware products	12%	25%	22%

Gross margin	63%	60%	59%

Our products are sold in the United States through our direct sales force and internationally through distribution partners. Our sales in the United States are more profitable than our sales in international markets because direct selling, which avoids distributor discounts, permits higher average selling prices for our products. Accordingly, we have made significant investments in our domestic sales force in an effort to increase sales growth in the United States, and have, to date, introduced our premium-priced Starburst Xli and Xlie families of disposable needles only in this region. These actions have resulted in a growing percentage of sales derived from the domestic market. In contrast, our international markets in Europe and Japan have relatively more restrictive reimbursement conditions than those in the United States, which combined with our distributor discounts, limit our average selling prices in these markets. Further, some of our distributors in Europe and Japan have been reducing their inventory levels. These factors have resulted in slow growth or even declining volume in some of our international markets. Going forward, we expect 2004 sales growth in the United States to continue to outpace international growth, because we believe our international markets, particularly Japan, will continue to reduce inventory levels, and because we believe the introduction of premium products to our international distributors will have a relatively small impact on growth due to pricing limitations. However, we also note reimbursement approval for our procedure in Japan, effective April 1, 2004, and we believe that Japan will once again be an important source of international revenue beginning in 2005.

All of our revenue is derived from the sale of our disposable devices and radiofrequency generators. As the number of customers using our products grows, we expect that the percentage of sales related to disposable products will grow relative to that of hardware products, although we have, in the past, seen temporary deviations from this trend as a result of large hardware shipments to international distributors. Since our disposable products are self-manufactured and more profitable than our vendor-sourced hardware products, a growing percentage of disposable product sales is favorable to the Company. In 2004, we will continue to focus on expanding our base of customers and on increasing usage of our disposable products in our established accounts. As a result, we expect revenue from the sale of our higher-margin disposable devices to grow faster than revenue from the sale of our generators. We have, in the past, experienced supply shortages that limited our sales. We are not currently experiencing such shortages and do not expect shortages in the future, although there cannot be complete assurance to this effect.

To date, essentially all of our revenue has come from products sold in the treatment of cancerous liver tumors. In 2002, however, we began to see some additional nominal revenue from the use of the RITA system sold for the treatment of patients with metastatic bone tumors. Our sales from devices used in bone tumor procedures remained small in 2003, but we expect the January 2004 approval of a reimbursement code for bone procedures to have a favorable impact going forward. We are conducting research and clinical trials in other organs that may lead to additional sources of revenue in future years, although there can be no assurances that such additional revenue will materialize.

Our manufacturing costs consist of raw materials, including generators and ancillary hardware components produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Our manufacturing costs are volume-dependent, and our unit costs should decrease as our production volumes increase. We also have the opportunity to reduce the cost of our vendor-supplied hardware products through higher order volumes or product redesign. Besides manufacturing costs, our cost of goods sold for 2003 reflects amortization of capitalized license fees associated with the April 2003 settlement of our patent litigation dispute with Boston Scientific Corporation. We expect these amortization charges to continue through 2015. Further, our cost of goods sold also includes provisions to our reserve for obsolete inventory. Technology in our marketplace has evolved rapidly and we have, from time to time, recognized relatively high expenses related to obsolete inventory as our product line has changed. We may experience similar product changes and related obsolete inventory provisions in the future, although we generally expect only modest impacts from such provisions.

Our gross margins reflect our selling prices, our domestic / international mix percentages, our product mix percentages, our production volumes, the costs we pay for vendor manufactured product and our provisions for obsolete product. The net effect of these factors has been improvement in our gross margin rate from 59% in 2001, to 60% in 2002 and to 63% in 2003. In 2004, we expect continued modest improvement in our gross margin rate, based on projected improvements in domestic / international and product sales mix, lower manufacturing costs and relatively modest provisions for obsolete product.

In addition to the selling statistics discussed above, management relies on certain measurements to assess the effectiveness of our operations. The following tables sets forth some of these measurements, derived from our Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, and our Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001
Research and development expense	$4,294	$5,052	$6,489
Selling, general and administrative expense	17,418	19,366	16,646

Total operating expenses	$21,712	$24,418	$23,135

	December 31,
	2003	2002	2001
Cash and cash equivalents	$4,580	$6,888	$7,297
Marketable securities, current and long term	4,955	5,947	16,240

Total cash and marketable securities	$9,535	$12,835	$23,537

If we are to become profitable, we must continue to manage our operating expenses. Our operating expenses consist of product development costs, clinical trial expenses, patent litigation expenses, sales and marketing expenses related to our selling efforts in the United States and Europe, and administrative expenses, including the costs associated with our status as a public company, professional service expenses and our provisions for uncollectible accounts. Changes in these areas are determined by the breadth of our new product development portfolio, the number of headcount we maintain in our selling and administrative functions, the scope of our marketing efforts, the costs we incur in defense of our patents and intellectual property rights and the extent to which credit issues and economic conditions constrain our ability to collect our receivables. For the year ended December 31, 2003, research and development expense was 15% lower than in 2002, while selling, general and administrative expense was down by 10% from 2002, reflecting lower headcount and reduced activity in research projects and clinical trials. In 2004, we expect a modest increase in research expenditures, reflecting the ongoing need to develop innovative technology, but little or no growth in selling, general and administrative expense.

In addition to management of our operating expenses, we must continue to conserve our cash and / or raise additional cash. Our combined total of cash, cash equivalents and marketable securities was $9.5 million as of December 31, 2003, down from $12.8 million as of December 31, 2002. Our net cash used in operating activities for the year ended December 31, 2003 was $8.8 million. However, our rate of net cash used in operating activities fell to $2.6 million in the second half of 2003, as compared to $6.2 million in the first half of 2003, and with this lower rate of cash use we believe we have sufficient cash on hand for at least 12 months of operations.

We incurred net losses of $11.1 million for the year ended December 31, 2003. Due to the costs associated with research and development programs and our sales and marketing efforts, we expect to incur net losses throughout 2004. Profitability depends on our success in expanding product usage in our current markets and in developing new markets. To the extent current or new markets do not materialize in accordance with our expectations, our sales and profitability could be lower than expected and we may be unable to achieve or sustain profitability.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies have been critical in the preparation of our financial statements because they involve a high degree of judgment and complexity. We believe users of our financial statements, including potential and current investors, will find an explanation of these policies important to understanding our discussions of financial condition, results of operations and liquidity. A more extensive review of all accounting policies considered to be significant in the preparation of our financial statements appears in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

Revenue recognition: Revenue is recognized upon receipt of a customer purchase order and subsequent product shipment provided no significant obligations remain and collection of the associated receivable is deemed reasonably assured. Our customers, including our distributors, have no price protection and no return rights on product purchased. Should changes in conditions or the status of obligations cause us to determine that our criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Payments for maintenance services are usually prepaid and the related maintenance revenue is deferred and recognized ratably over the service contract term. Service contract terms range from 12 to 36 months. We do not generally engage in bundling transactions that would call for the deferral of revenue. Through December 31, 2003, all of our billings have been denominated in U.S. dollars, although we expect relatively minor billings in foreign currencies in future periods.

Deferred Tax Valuation Allowance: Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have established a full valuation allowance to reduce our deferred tax assets to zero. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Results of Operations

The following table sets forth the percentage of sales represented by certain items in our Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001
Sales	100%	100%	100%
Cost of goods sold	37%	40%	41%

Gross profit	63%	60%	59%

Operating expenses:
Research and development	26%	29%	44%
Selling, general and administrative	105%	111%	113%

Total operating expenses	131%	140%	156%

Loss from operations	(68)%	(80)%	(98)%
Interest and other income / expense, net	1%	2%	10%

Net loss	(67)%	(78)%	(88)%

Years Ended December 31, 2003 and 2002

For the year ended December 31, 2003, sales totaled $16.6 million, a decrease of 5% from $17.4 million in 2002. This result was due to a reduction of $1.8 million, or 77%, in year-to-year sales to our distributor in Japan, where the reduction of in-country inventory levels severely limited demand in 2003. Elsewhere, our business grew. Domestic sales were 3% higher in 2003 than in 2002, as we increased our installed customer base. International sales, excluding Japan, grew by 29% in 2003, compared with 2002, reflecting higher sales in the rest of Asia and some European markets. For the year ended December 31, 2003, domestic sales represented 80% of total sales, compared to 74% in 2002. Sales of our disposable products grew by 11% compared with 2002 results, although hardware sales, influenced by the decrease in shipments to Japan, decreased 53%. For the year ended December 31, 2003, disposable sales accounted for 88% of total revenue, compared to 75% in 2002.

Cost of goods sold for the year ended December 31, 2003 was $6.2 million as compared to $6.9 million in 2002, resulting in a 63% gross margin for 2003 compared to a 60% gross margin rate in 2002. Cost of goods sold was affected by charges for obsolete inventory that totaled approximately $0.5 million for 2003, down from $0.7 million in 2002. We may experience similar product changes and related obsolete inventory provisions in the future, although we generally expect only modest impacts from such provisions. Costs for the first two quarters of 2003 were further increased by temporary price increases of approximately $0.5 million on our vendor sourced ancillary infusion pumps. These temporary price increases ceased by June of 2003 and we do not expect increases of this sort in the future. Our cost of goods sold in 2003 also included $0.2 million amortization of capitalized license fees associated with the settlement of our patent litigation dispute with Boston Scientific Corporation. We expect such amortization charges to continue through 2015.

Research and development expenses for the year ended December 31, 2003 were $4.3 million as compared to $5.1 million in 2002. This decrease was due to reduced new product development and clinical trial costs. Also, there were no charges for amortization of deferred stock-based compensation in 2003, compared to $0.2 million of such charges for 2002. We expect a modest increase in research expenditures for 2004, driven by developmental charges associated with technical innovation of our products.

Selling, general and administrative expenses for the year ended December 31, 2003 were $17.4 million as compared to $19.4 million in 2002. About $1.2 million of this decrease is due to lower selling expenses, on lower headcount, reflecting organizational changes in our domestic sales group. Another $1.0 million in reduced expense resulted from lower provisions to our allowance for uncollectible accounts, as our collection experience with our international customers stabilized. Also, there were no charges for amortization of deferred stock-based compensation in 2003, compared to $0.2 million of such charges for 2002. Other marketing and general administrative expense areas increased by $0.4 million in 2003 over 2002. We expect our selling, general and administrative expense to show little or no growth in 2004, reflecting the full-year impact of our 2003 organizational changes.

Interest income was $0.2 million for the year ended December 31, 2003, down from $0.5 million in 2002, because average daily cash balances fell during 2003 as we utilized cash for operations. We had no interest expense for 2003, compared with $12,000 for 2002.

Years Ended December 31, 2002 and 2001

For the year ended December 31, 2002, sales totaled $17.4 million, an increase of 18% from $14.8 million in 2001. We experienced growth in our domestic market, with domestic sales increasing by 61% over 2001, reflecting increased physician awareness of our technology and increased coverage from our domestic sales group, which was larger in 2002 than in 2001. Sales in our international markets decreased by 33% in 2002 compared to 2001, as our global distributor network reduced inventories and coped with weak economic conditions. For the year ended December 31, 2002, domestic sales represented 74% of total sales, compared to 54% in 2001. Sales of our disposable products grew by 13% and generator sales increased by 34% compared with 2001 results. Also, for the year ended December 31, 2002, disposable sales accounted for 75% of total sales, compared to 78% in 2001. Results in 2002 in our domestic business were constrained by supply issues relating to accessory infusion pumps used with our Starburst XLi line of disposable products. We believe that these issues have been addressed and have had no further significant impact on sales in 2003. Our generator placements increased 51% compared with 2001, reflecting both the expansion of our customer base and the introduction of newer technology to our existing customers.

Cost of goods sold for the year ended December 31, 2002 was $6.9 million as compared to $6.1 million in 2001. Costs associated with increased unit shipments of generators and other hardware components of the RITA system increased by $1.0 million over 2001, but lower unit shipments of devices resulted in a $0.7 million reduction in costs associated with these products. Also, cost of goods sold was affected by charges for obsolete inventory, which totaled $0.7 million for 2002, but were only nominal in 2001. Further, amortization of deferred stock-based compensation of $42,000 was included in 2002 cost of goods sold, down from $558,000 in 2001. Our gross margin was 60% in 2002, compared to 59% in 2001.

Research and development expenses for the year ended December 31, 2002 were $5.1 million as compared to $6.5 million in 2001. This decrease was primarily due to a $1.1 million reduction in new product development costs and clinical trial costs, as the large development expenses associated with the introduction of our Starburst XLi product line in 2001 were not matched by similarly scaled programs in 2002. Also, amortization of deferred stock-based compensation was $216,000 for the year, down from $465,000 in 2001.

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

Liquidity and Capital Resources

Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. To a lesser extent, we also financed our operations through equipment financing and other loans (see below), which were fully repaid as of December 31, 2002. In January of 2003, we raised an additional $8.3 million, net of expenses, through a private placement of our common shares. As of December 31, 2003, we had $4.6 million of cash and cash equivalents, $4.0 million of marketable securities, $0.9 million in investments intended for resale and $11.9 million of working capital.

For the year ended December 31, 2003, net cash used in operating activities was $8.8 million principally due to our net loss of $11.1 million, offset by non-cash charges of $2.3 million, including depreciation and amortization and provisions to reserves for uncollectible accounts and inventory. Amortization of our deferred stock-based compensation was completed in the year ended December 31, 2002, so there were no further charges in 2003. Approximately $0.1 million in cash was used in 2003 by changes in working capital accounts, with $0.8 million in reduced inventory offset by reduced payables and liabilities, and a $0.2 million increase in accounts receivable. Our investing activities for the year were limited to the purchase of property and equipment in the amount of $1.0 million. Through April of 2003, when we settled our outstanding patent disputes with Boston Scientific Corporation, we capitalized certain patent defense litigation costs; such costs totaled $0.6 million for the year ended December 31, 2003. In April of 2003, we also capitalized $2.65 million in payments made in settlement of those disputes. Maturities and (net) sales of investment instruments provided $1.0 million in cash in support of operations. Financing activities for the year provided $9.6 million in cash, including the $8.3 million we raised in our January 2003 private placement of common stock and $1.3 million related to the issuance of common stock in conjunction with the exercise of stock options.

For the year ended December 31, 2002, net cash used in operating activities was $8.8 million principally due to our net loss of $13.5 million, offset by $3.4 million in non-cash charges and $1.3 million provided by reduced accounts receivable and other changes in working capital accounts. Our investing activities for the year were limited to the purchase of property and equipment in the amount of $0.9 million and $10.2 million of net sales of short-term investment instruments. Net cash provided by financing activities for the year was $1.4 million, primarily the proceeds received from issuance of common stock in conjunction with the exercise of stock options.

We have, from time to time, financed equipment through capital and operating leases. As of December 31, 2003, we had no future minimum payments due under capital leases, and future minimum payments due under operating leases were as follows (in thousands):

Payments due in 2004	$356

Total of future minimum operating lease payments	$356

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Our net cash used in operating activities averaged $0.7 million per month for the year ended December 31, 2003, but net cash used in operating activities averaged only $0.4 million per month for the last half of the year. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current balances of cash and cash equivalents, and the sale of marketable securities as necessary, will satisfy our cash requirements for at least the next 12 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to the Company and our stockholders.

Private Placement of Securities

In January of 2003, the Company issued 2,045,453 shares of unregistered common stock at a price of $4.40 per share, netting approximately $8.3 million after issuance fees and expenses. The issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. On February 14, 2003, our Registration Statement on Form S-3, which registered the shares of common stock sold to SF Capital Partners Ltd., Riverview Group, LLC, Baystar Capital II, L.P., and Baystar International II, L.P., was declared effective by the SEC.

Income Taxes

As of December 31, 2003, we had federal net operating loss carryforwards of approximately $66.1 million and state net operating loss carryforwards of approximately $22.0 million, available to offset future regular taxable income. We have fully reserved our deferred tax assets, however, because realization of favorable tax assets in future returns is very uncertain. The federal net operating loss carryforwards will expire between 2008 and 2022, and the state net operating loss carryforwards will expire between 2004 and 2013, if not utilized. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of the Company, and our utilization of our carryforwards could be restricted. See also Note 7 to “Notes to Consolidated Financial Statements” appearing elsewhere in this Form 10-K.

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

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position or results of operations.

Factors That May Affect Future Results

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

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

Although operating expenses during the final two quarters of the year ended December 31, 2003 were lower than in preceding quarters, and although we believe that our quarterly operating expenses will stabilize at or below these levels throughout 2004, to become profitable we must increase our sales and continue to manage our operating expenses. If our sales do not grow, we may not be able to achieve or maintain profitability in the future. In particular, we incurred net losses of $11.1 million in 2003, $13.5 million in 2002, $13.0 million in 2001, $12.8 million in 2000 and $7.5 million in 1999. At December 31, 2003, we had an accumulated deficit of approximately $79.0 million.

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

We are also aware of several companies in international markets which sell products that compete directly with ours. These companies are affecting our international market share and may erode that share in the future. In addition, one of these companies, Berchtold Corporation, has received FDA clearance for using radiofrequency energy to ablate soft tissue.

Alternative therapies could prove to be superior to the RITA system, and physician adoption could be negatively affected.

In addition to competing against other companies offering products that use radiofrequency energy to ablate soft tissue, we also compete against companies developing, manufacturing and marketing alternative therapies that address solid cancerous and benign tumors. If these alternative therapies prove to offer treatment options that are perceived to be superior to our system or to have less severe side effects than those resulting from our system, physician adoption of our products could be negatively affected and our revenues could decline.

We currently lack long-term data regarding the safety and efficacy of our products and may find that long-term data does not support our short-term clinical results or that further short or long-term studies do not support the safety and efficacy of our products in various applications. If the safety or efficacy of our products is questioned, our sales could decline.

Our products are supported by clinical follow-up data in published clinical reports or scientific presentations covering periods from five months to five years after radiofrequency ablation. If additional studies in liver cancer or in other applications fail to confirm or demonstrate the effectiveness of our products, our sales could decline. If longer-term patient follow-up or clinical studies indicate that our procedures cause unexpected, serious complications or other unforeseen negative effects, we could be subject to significant liability. Further, because some of our data has been produced in studies that were retrospective, not randomized, or included small patient populations and because, in certain circumstances, we rely on clinical data developed by independent third party physicians, our clinical data may not be reproduced in wider patient populations.

If we are unable to protect our intellectual property rights or if we are found to infringe the rights of others, we may lose market share to our competitors and our business could suffer.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products, and yet we may be unable to do so. A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications that relate to the use of radiofrequency energy to ablate soft tissue. Under certain circumstances these could result in lawsuits against us. Our pending United States and foreign patent applications may not issue or may issue and be subsequently successfully challenged by others. In addition, our pending patent applications include claims to material aspects of our products that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

In the event a competitor infringes on our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we are unable to protect our intellectual property rights, we could lose market share to our competitors and our business could suffer.

Our dependence on international revenues, which account for a significant portion of our total revenues, could harm our business.

Because our future profitability will depend in part on our ability to increase product sales in international markets, we are exposed to risks specific to business operations outside the United States. These risks include:

•	the challenge of managing international sales without direct access to the end customer;

•	the risk of inventory build-up by our distributors which could negatively impact sales in future periods (for example, our distributor in Japan has built up a significant inventory of product in anticipation of the receipt of reimbursement approvals);

•	obtaining reimbursement for procedures using our devices in some foreign markets;

•	the burden of complying with complex and changing foreign regulatory requirements;

•	longer accounts receivable collection time;

•	significant currency fluctuations, which could cause our distributors to reduce the number of products they purchase from us because the cost of our products to them could increase relative to the price they could charge their customers;

•	reduced protection of intellectual property rights in some foreign countries; and

•	contractual provisions governed by foreign laws.

We are substantially dependent on two distributors in our international markets, and if we lose either distributor or if either distributor significantly reduces its product demand, our international and total revenues could decline.

We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. It accounted for 21% of our international revenues in 2003 and 55% of our international revenues in 2002. M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, accounted for 22% of our international revenues in 2003 and 17% of our international revenues for 2002. Because international revenues accounted for 20% of our total revenues for 2003 and these two distributors represented 43% of that total, the loss of either distributor or a significant decrease in unit purchases by either distributor could cause our revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

Our relationships with third-party distributors could negatively affect our sales.

We sell our products in international markets through third-party distributors over whom we have limited control, and, if they fail to adequately support our products, our sales could decline. During the first quarter of 2003, we terminated our agreements with three of our international distributors and although we contracted with replacement distributors we have expended significant time and resources in doing so, and our sales in the three affected markets have suffered during the transition period that we estimate ended September 30, 2003. However, if our distributors or we terminate other distributor agreements, we could incur similar or more burdensome expenses, have to expend significant time and resources in finding replacement distributors and our sales could decrease during any related transition period.

We are aware that some of our international distributors have built up inventory of our products. As a result, future sales to these distributors could be negatively impacted and 2003 sales to our Japanese distributor were so affected. In addition, while these distributors have no price protection and no right of return relating to purchased products, if we permit the return of any of these products, we will have to adjust our revenues relating to these products which may also impact our revenue recognition policy on future distributor sales.

In 2002, we significantly increased our allowance for uncollectible accounts to address the risk associated with longer collection periods that have arisen principally with our European distributors. Although the deterioration we experienced in international collections in 2002 stabilized in 2003, we may encounter new difficulties with collections that require further increases in our allowance for uncollectible accounts in the future, and we may require specific accounts to post letters of credit or pay in advance to minimize credit risk to the Company. Additional future increases in our allowance for uncollectible accounts would reduce our profits.

If customers in markets outside the United States experience difficulty obtaining reimbursement for procedures using our products, international sales could decline.

Certain of the markets outside the United States in which we sell our products require that specific reimbursement codes be obtained before reimbursement for procedures using our products can be approved. As a result, in countries where specific reimbursement codes are strictly required and have not yet been issued, reimbursement has been denied on that basis. For example, ITX Corporation, our distributor in Japan, is seeking to obtain reimbursement coverage in Japan, but to date has not received this approval. If we or our distributors are unable to either obtain the required reimbursement codes or develop an effective strategy to resolve the reimbursement issue, physicians in foreign markets may be unwilling to purchase our products which could negatively impact our international revenues.

If third-party payors do not reimburse health care providers for use of the RITA system, purchases could be delayed and our revenues could decline.

Physicians, hospitals and other health care providers may be reluctant to purchase our products if they do not receive coverage or adequate reimbursement for the cost of procedures using our products from third-party payors, such as Medicare, Medicaid and private health insurance plans. If physicians believe that using our system will add cost to a procedure but will not add sufficient offsetting economic or clinical benefits, physician adoption of our products could be delayed. Even though the American Medical Association has established CPT codes relating to liver procedures and bone tumor procedures, some third-party payors still may not cover or reimburse adequately for liver or bone tumor procedures using our products. We are aware of liver procedures using our system where the patient’s insurance has denied coverage. In addition, there are no assigned CPT codes for radiofrequency ablation of tumors in organs other than liver or bone. Further, we believe the advent of the Medicare fixed payment schedules has made it difficult to receive adequate liver reimbursement for procedures using our products in the outpatient setting. Medicare reimbursement levels for procedures using our products are highest when our products are used in an in-patient setting. If there is a trend toward the use of our products on an outpatient basis or if coverage continues to be denied or reimbursement levels continue to be inadequate, physician use of our products could decline which would cause our revenues to decline.

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

We may incur significant costs related to a class action lawsuit due to the likely volatility of our stock.

Our stock price may fluctuate for a number of reasons including:

•	failure of the public market to support the valuation established in our initial public offering or our 2003 private placement transaction;

•	our ability to successfully commercialize our products;

•	announcements regarding patent litigation or the issuance of patents to us or our competitors;

•	quarterly fluctuations in our results of operations;

•	announcements of technological or competitive developments by us or our competitors;

•	product liability claims;

•	regulatory developments regarding us or our competitors;

•	acquisitions or strategic alliances by us or our competitors;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts; and

•	general market conditions, particularly for companies with small market capitalizations.

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

We may be required to relocate, or choose to relocate, to a new facility in 2004. If so, we will incur moving expenses, and if we become unable to meet custormer demand, our business could suffer.

The operating lease on our current facility expires in August of 2004. We believe that during 2004 we will be able to either renew the lease on our existing facility, or lease alternative space, at commercially reasonable terms. If we choose to relocate to a new facility, we will incur normal and customary moving costs and may experience an interruption in our manufacturing operations. If we become unable to meet customer demand for our products, our business could suffer.

We are dependent on two suppliers as the only sources of a component that we use in our disposable devices, and any disruption in the supply of this component could negatively affect our business.

Until 2003, there was only one supplier available to provide us with a component that we include in our disposable devices. During the quarter ended June 30, 2003, we qualified a second supplier. However, a disruption in the supply of this component is still possible and could negatively affect revenues. If we were unable to remedy a disruption in supply of this component within twelve months, we could be required to redesign the handle of our disposable devices, which could divert engineering resources from other projects or add to product costs. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new materials. This clearance process may take a substantial period of time, and we may be unable to obtain necessary regulatory approvals for any new material to be used in our products on a timely basis, if at all. This could also create supply disruptions that could negatively affect our business.

We are dependent on two suppliers as our only sources of an accessory device used in conjunction with our Starburst XLi and Xlie lines of disposable devices, and any disruption in the supply of these devices could negatively affect our revenues.

Until December 2002, we had only one supplier available to provide us with accessory infusion pumps used in conjunction with our Starburst XLi line of disposable devices. Our Starburst Xlie product line, introduced in 2003, also requires an accessory infusion pump. During the quarters ended September 30, 2002 and December 31, 2002, we experienced shortages in the supply of accessory infusion pumps. In December 2002, we qualified a new accessory infusion pump from our existing supplier for which we now have approval from UL and conditional approval from TUV for use in the United States and Europe. Also in December 2002, we qualified a second supplier of an accessory infusion pump, although we have not yet shipped this product to our customers commercially. Although we were able to remedy this supply disruption, future disruptions in the supply of this component are still possible and, in that event, our business could suffer through lower revenues or higher costs. Additionally, we have limited experience with both the primary and alternative pump and if either pump fails to perform as desired, revenues could be negatively affected.

We are dependent on two third-party contractors for the supply of our generators, and any failure to deliver generators to us could result in lower than expected revenues.

We are dependent on two third-party suppliers to produce our generators. While we have agreements with both of these suppliers, any delay in shipments of generators to us could result in our failure to ship generators to customers and could negatively affect revenues.

Complying with the FDA and other domestic and foreign regulatory authorities is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to a host of federal, state, local and foreign regulations regarding the manufacture and marketing of our products. In particular, our failure to comply with FDA regulations could result in, among other things, seizures or recalls of our products, an injunction, substantial fines and/or criminal charges against our employees and us. The FDA’s medical device reporting regulations require us to report any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction recurred.

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

Unless we are exempt, we must obtain the appropriate FDA approval or clearance before we can sell a new medical device in the United States. Obtaining this approval or clearance can be a lengthy and time-consuming process. To date, all of our products have received clearances from the FDA through premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act. However, if the FDA requires us to submit a new premarket notification under Section 510(k) for modifications to our existing products, or if the FDA requires us to go through a lengthier, more rigorous examination than we now expect, our product introductions or modifications could be delayed or canceled which could cause our revenues to be below expectations. The FDA may determine that future products will require the more costly, lengthy and uncertain premarket approval process. In addition, modifications to medical device products cleared via the 510(k) process may require a new 510(k) submission. We have made minor modifications to our system. Using the guidelines established by the FDA, we have determined that some of these modifications do not require us to file new 510(k) submissions. If the FDA disagrees with our determinations, we may not be able to sell the RITA system until the FDA has cleared new 510(k) submissions for these modifications, or it may require us to recall previously sold products. In addition, we intend to request additional label indications, such as approvals or clearances for the ablation of tumors in additional organs, including lung, uterus and breast, for our current products. The FDA may either deny these requests outright, require additional extensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of approval or clearance. Therefore, obtaining necessary approvals or clearances for these additional applications could be an expensive and lengthy process. In addition, in the course of the FDA process leading to clearance or approval for a new indication, the FDA may request an advisory panel meeting or meetings to discuss the clinical data, the appropriate study design or other criteria for clearance or approval. In the event that the advisory panel advises FDA that the clinical data are inadequate or the study design or other criteria are inappropriate, and the FDA concurs, the FDA clearance or approval process could be lengthened and anticipated revenues from that new indication would be delayed.

We may acquire technologies or companies in the future, which could result in the dilution of our stockholders and disruption of our business, and reduce our revenues.

We are continually evaluating business alliances and external investments in technologies related to our business. Acquisitions of companies, divisions of companies, businesses or products entail numerous risks, any of which could materially harm our business in several ways, including:

•	diversion of management’s attention from our core business objectives and other business concerns;

•	failure to integrate efficiently businesses or technologies acquired in the future with our pre-existing business or technologies;

•	potential loss of key employees from either our pre-existing business or the acquired business;

•	dilution of our existing stockholders as a result of issuing equity securities; and

•	assumption of liabilities of the acquired company.

Some or all of these problems may result from future acquisitions or investments. Furthermore, we may not realize any value from such acquisitions or investments.

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

Because our executive officers and directors, and their respective affiliates, own approximately 10 percent of our outstanding common stock as of December 31, 2003, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to interest rate risk at December 31, 2003 and December 31, 2002 is related to our investment portfolio. We had no interest rate sensitive borrowings as of December 31, 2003 or December 31, 2002. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings, should we acquire any, will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations, and our interest expense may be above our expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

We invest our excess cash in debt instruments of the United States government and its agencies and in high quality corporate issuers. The average contractual duration of our investments in 2003 was less than one year. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk arising from our investments.

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

Report of Independent Auditors

To the Stockholders and Board of Directors

of RITA Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RITA Medical Systems, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and comprehensive loss and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 8, 2004

RITA MEDICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,580	$6,888
Marketable securities	4,022	5,427
Accounts and note receivable, net of allowance for doubtful accounts of $1,117 at December 31, 2003 and $1,353 at December 31, 2002	2,990	2,798
Inventories	2,192	3,521
Prepaid assets and other current assets	1,028	995

Total current assets	14,812	19,629
Long term marketable securities	933	520
Long term note receivable, net of collection allowance of $45 at December 31, 2003 and $141 at December 31, 2002	338	381
Property and equipment, net	1,089	1,565
Intangibles and other assets	4,861	2,071

Total assets	$22,033	$24,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757	$1,053
Accrued liabilities	2,169	2,510

Total current liabilities	2,926	3,563
Deferred maintenance revenue, less current portion	23	—

Total liabilities	$2,949	$3,563

Commitments (Note 4)

Stockholders’ equity :
Preferred stock, $0.001 par value:
Authorized: 2,100 shares at December 31, 2003
Issued and outstanding: No shares at December 31, 2003 and 2002	—	—

Common stock, $0.001 par value:
Authorized: 100,000 shares at December 31, 2003
Issued and outstanding: 17,975 shares at December 31, 2003 and 15,155 shares at December 31, 2002	18	15
Additional paid-in capital	98,037	88,525
Stockholder notes receivable	—	(50)
Accumulated other comprehensive income	2	7
Accumulated deficit	(78,973)	(67,894)

Total stockholders’ equity	19,084	20,603

Total liabilities and stockholders’ equity	$22,033	$24,166

The accompanying notes are an integral part of these consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Sales	$16,607	$17,393	$14,791
Cost of goods sold (including stock-based compensation of $0, $42 and $558 in 2003, 2002 and 2001, respectively)	6,166	6,908	6,132

Gross profit	10,441	10,485	8,659

Operating expenses:
Research and development (including stock-based compensation of $0, $216 and $465 in 2003, 2002 and 2001, respectively)	4,294	5,052	6,489
Selling, general and administrative (including stock-based compensation of $0, $196 and $349 in 2003, 2002 and 2001, respectively)	17,418	19,366	16,646

Total operating expenses	21,712	24,418	23,135

Loss from operations	(11,271)	(13,933)	(14,476)
Interest income	201	473	1,610
Interest expense	—	(12)	(86)
Other expense, net	(9)	(27)	(8)

Net loss	(11,079)	(13,499)	(12,960)
Other comprehensive income (expense):
Change in unrealized gain (loss) on marketable securities	(5)	(63)	57

Comprehensive loss	$(11,084)	$(13,562)	$(12,903)

Net loss per common share, basic and diluted	$(0.63)	$(0.91)	$(0.90)

Shares used in computing net loss per common share, basic and diluted	17,647	14,890	14,353

The accompanying notes are an integral part of these consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Stockholder Notes Receivable	Accumulated Other Compre- hensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Amount
Balances, December 31, 2000	13,970	$14	$88,421	$(4,202)	$(164)	$13	$(41,435)	$42,647
Issuance of common stock	89	—	324	—	—	—	—	324
Stock options and warrants exercised	551	1	406	—	—	—	—	407
Cancellation of common stock	(19)	—	(31)	—	31	—	—	—
Issuance of common stock warrants for services received	—	—	264	—	—	—	—	264
Deferred stock-based compensation	—	—	(925)	925	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,372	—	—	—	1,372
Forgiveness of stockholder note receivable	—	—	—	—	34	—	—	34
Change in unrealized gain on marketable securities	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	(12,960)	(12,960)

Balances, December 31, 2001	14,591	15	88,459	(1,905)	(99)	70	(54,395)	32,145
Issuance of common stock	125	—	421	—	—	—	—	421
Stock options and warrants exercised	466	—	1,130	—	—	—	—	1,130
Cancellation of common stock	(27)	—	(15)	—	15	—	—	—
Revaluation of common stock warrant	—	—	(19)	—	—	—	—	(19)
Deferred stock-based compensation	—	—	(1,451)	1,451	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	454	—	—	—	454
Forgiveness of stockholder note receivable	—	—	—	—	34	—	—	34
Change in unrealized gain on marketable securities	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	(13,499)	(13,499)

Balances, December 31, 2002	15,155	15	88,525	—	(50)	7	(67,894)	20,603
Issuance of common stock.	2,126	2	8,605	—	—	—	—	8,607
Stock options exercised .	714	1	1,028	—	—	—	—	1,029
Cancellation of common stock	(20)	—	(20)	—	20	—	—	—
Revaluation of common stock warrant	—	—	(101)	—	—	—	—	(101)
Forgiveness of stockholder note receivable	—	—	—	—	30	—	—	30
Change in unrealized gain on marketable securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(11,079)	(11,079)

Balances, December 31, 2003	17,975	$18	$98,037	$—	$—	$2	$(78,973)	$19,084

The accompanying notes are an integral part of these consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(11,079)	$(13,499)	$(12,960)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,713	1,401	1,018
Loss on disposal of property and equipment	275	—	—
Issuance and revaluation of common stock warrants for services received	(101)	(19)	264
Allowance for doubtful accounts	(99)	865	526
Provision for obsolete inventories	551	670	137
Amortization of stock-based compensation	—	454	1,372
Changes in operating assets and liabilities:
Accounts and note receivable	(190)	1,534	(3,145)
Inventories	778	(546)	(2,144)
Prepaid and other current assets	(33)	287	(459)
Accounts payable and accrued liabilities	(637)	66	1,177
Deferred warranty revenue	23	—	—

Net cash used in operating activities	(8,799)	(8,787)	(14,214)

Cash flows from investing activities:
Purchase of property and equipment	(1,003)	(893)	(1,648)
Purchase of investments	(9,387)	(404)	(19,451)
Sales and maturities of investments	10,374	10,634	30,650
Capitalization of patent litigation costs	(621)	(1,802)	(332)
Acquisition of intangibles	(2,650)	—	—
Note receivable and other assets	142	(516)	6

Net cash provided by (used in) investing activities	(3,145)	7,019	9,225

Cash flows from financing activities:
Proceeds from issuance of common stock	9,636	1,551	731
Proceeds from revolving term loan	—	—	25
Payments on revolving term loan	—	—	(858)
Payments on capital lease obligations	—	(192)	(288)

Net cash provided by (used in) financing activities	9,636	1,359	(390)

Net decrease in cash and cash equivalents	(2,308)	(409)	(5,379)
Cash and cash equivalents at beginning of year	6,888	7,297	12,676

Cash and cash equivalents at end of year	$4,580	$6,888	$7,297

Supplemental disclosures of cash flow information:
Cash paid for taxes	$9	$27	$8
Cash paid for interest	$—	$12	$75

The accompanying notes are an integral part of these consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    FORMATION AND BUSINESS OF THE COMPANY

RITA Medical Systems, Inc. (the “Company”) was incorporated in January 1994. The Company is engaged in developing, manufacturing and marketing innovative products that use radiofrequency energy to treat patients with solid cancerous or benign tumors. Products include radiofrequency generators and disposable needle electrode devices that deliver controlled thermal energy to targeted tissue.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of RITA Medical Systems, Inc. and its wholly owned subsidiaries, RITA Medical Systems Netherlands, BV, and Rita Medical Systems France, S.A.R.L. Intercompany transactions and accounts have been eliminated.

Liquidity

As of December 31, 2003, the Company’s total assets were $22.1 million, total liabilities were $2.9 million, working capital was $11.9 million and cash and cash equivalents totaled $4.6 million. Current and anticipated demand for the Company’s products as well as procurement and production affect the need for capital. Changes in these or other factors could have a material impact on capital requirements and may require the Company to raise additional capital. While the Company believes that its existing cash resources, including short-term and long-term marketable securities, will be sufficient to fund its operating needs for the next twelve months, additional financing may be required for the Company’s currently envisioned long term needs. There can be no assurance that any additional financing will be available on terms acceptable to the Company, or at all. In addition, future equity financings could result in dilution to shareholders, and future debt financings could result in certain financial and operational restrictions.

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

Concentration of credit risk and other risks and uncertainties

The Company’s products include components subject to rapid technological change. Certain components used in manufacturing the product have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. The Company has been constrained by supply issues in the past, but was not affected by supply constraints as of December 31, 2003. While the Company has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and notes receivable. Cash and cash equivalents are deposited in demand and money market accounts in three financial institutions in the United States, one

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial institution in the Netherlands and one financial institution in France. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

The Company extends credit to its customers, which are primarily comprised of accounts of private companies in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral. The Company maintains an allowance for doubtful accounts receivable and/or notes receivable based on the expected collectibility of individual accounts. For the year ended December 31, 2003, the Company reduced its allowance for doubtful accounts by approximately $99,000. For the years ended December 31, 2002 and 2001, provisions to the allowance for doubtful accounts were made in the approximate amounts of $902,000 and $535,000, respectively. Charges against the allowance were approximately $233,000, $37,000 and $9,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash and cash equivalents

All highly liquid investments with original maturities of ninety days or less from the date of purchase, if not restricted, are considered to be cash equivalents. The Company has reported approximately $117,000 in restricted cash accounts as other current assets.

Marketable securities

The Company’s marketable securities are categorized as available-for-sale. Marketable securities with original maturities greater than three months and remaining maturities of no more than one year are classified as short-term investments. Marketable securities with remaining maturities greater than one year are classified as long-term investments. Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders’ equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

Fair Value of Financial Instruments

The carrying amounts of some of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated market value based upon assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required. Provisions to the allowance for excess and obsolete inventory were approximately $551,000, $733,000 and $355,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Charges against the allowance were approximately $277,000, $63,000 and $218,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-lived assets

The Company periodically assesses the impairment of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the Company’s long-lived assets may not be recoverable. Indicators which could trigger an impairment review include, but are not limited to, significant underperformance relative to past or planned operating results, significant changes in the strategy for the overall business, significant negative industry trends and/or a significant decline in the stock price of the Company for a sustained period of time. When it is determined, based on one or more of these indicators, that the carrying value of the Company’s long-lived assets may not be recoverable, impairment is measured using the projected discounted cash flow method and charged to operations.

Intangible assets

Litigation costs incurred in defense of the Company’s patent positions have been capitalized and are carried at cost less accumulated amortization. Amortization of these costs is computed using the straight-line method over the remaining life of the related patents, which was approximately ten years as of December 31, 2003.

The costs of patent rights acquired in settlement of litigation have been capitalized and are carried at cost less accumulated amortization. Amortization of these costs is computed using the straight-line method over the remaining lives of the related patents, which ranged from approximately six to eleven years as of December 31, 2003.

Revenue recognition

Product-related revenue is recognized upon receipt of a customer purchase order and subsequent product shipment, provided no significant obligations remain and collection of the associated receivable is reasonably assured. The Company’s customers, including distributors, have no price protection or return rights on product purchased. Revenue related to maintenance contracts is deferred and recognized ratably over the terms of underlying contracts. Maintenance contract terms range from 12 to 36 months.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on behalf of the Company.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising production costs are expensed as incurred. Media for print placement costs are expensed in the period the advertising appears. Total advertising and promotional expenses were approximately $71,000, $119,000 and $169,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Accounting for stock-based compensation

During the year ended December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Financial Accounting Standards Board Interpretations (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and an option’s exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instruments.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Years ended December 31,
	2003	2002	2001
Net loss, as reported	$(11,079)	$(13,499)	$(12,960)
Add: Stock-based employee compensation expense included in reported net loss	—	454	1,372
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,914)	(2,274)	(2,491)

Pro forma net loss	$(12,993)	$(15,319)	$(14,079)

Basic and diluted net loss per common share:
As reported	$(0.63)	$(0.91)	$(0.90)
Pro forma	$(0.74)	$(1.03)	$(0.98)

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

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under EITF Issue No. 96-18, the fair value of an equity instrument is calculated using the Black-Scholes valuation model each reporting period, with charges amortized to the results of operations over the instrument’s vesting period.

Net loss per share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period less the weighted average number of any common shares subject to repurchase by the Company. Diluted earnings per share further includes the dilutive effect of potential common stock consisting of stock options, warrants and shares issuable upon conversion of preferred stock provided that the inclusion of such securities is not antidilutive; the Company has reported net losses since its inception and therefore excludes such potentially dilutive securities from its calculation of diluted earnings per share.

The reconciliation of total outstanding common shares to shares used in determining net loss per share is as follows (in thousands):

	Years ended December 31,
	2003	2002	2001
Net loss, basic and diluted	$11,079	$13,499	$12,960

Weighted-average shares of common stock outstanding	17,651	14,923	14,419
Less: weighted-average shares subject to repurchase	4	33	66

Weighted-average shares used in basic and diluted net loss per common share	17,647	14,890	14,353

The following numbers of shares represented by options and warrants (prior to application of the treasury stock method), and shares subject to repurchase were excluded from the computation of diluted net loss per share as their effect was antidilutive (in thousands):

	December 31,
	2003	2002	2001
Effect of potential common stock:
Unvested common stock subject to repurchase	—	28	55
Options outstanding	2,675	2,725	2,657
Warrants outstanding	25	25	61

Total potential common stock excluded from the computation of earnings per common share	2,700	2,778	2,773

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

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position or results of operations.

NOTE 3:    BALANCE SHEET COMPONENTS

Marketable securities (in thousands):

The cost and fair value of available-for-sale securities at December 31, 2003 were as follows:

Short term marketable securities	Cost Value	Unrealized Gain	Fair Value
Corporate notes	$2,221	$—	$2,221
United States government agency notes	1,000	1	1,001
Market auction preferred	800	—	800

	$4,021	$1	$4,022

Long term marketable securities	Cost Value	Unrealized Gain	Fair Value
Corporate notes (maturing in 2005)	$539	$2	$541
United States government agency notes (maturing in 2005)	393	(1)	392

	$932	$1	$933

The cost and fair value of available-for-sale securities at December 31, 2002 were as follows:

Short term marketable securities	Cost Value	Unrealized Gain	Fair Value
Corporate notes	$4,220	$7	$4,227
Market auction preferred	1,200	—	1,200

	$5,420	$7	$5,427

Long term marketable securities	Cost Value	Unrealized Gain	Fair Value
Corporate notes (maturing in 2004)	$520	$—	$520

Inventories (in thousands):

	December 31,
	2003	2002
Raw materials	$719	$1,039
Work in progress	214	341
Finished goods	1,259	2,141

	$2,192	$3,521

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment, net (in thousands):

	December 31,
	2003	2002
Computer equipment and software	$1,202	$973
Furniture and fixtures	195	193
Leasehold improvements	794	794
Machinery and equipment	4,261	4,002

	6,452	5,962
Less: accumulated depreciation and amortization	(5,363)	(4,397)

	$1,089	$1,565

Depreciation expense was approximately $1,203,000, $1,262,000 and $968,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Intangibles and other assets (in thousands):

	December 31,
	2003	2002
Capitalized patent defense litigation costs	$2,755	$2,134
Capitalized patent rights	2,650	—
Deposits	46	46
Other non-current assets	1	2

	5,452	2,182
Less: accumulated amortization	(591)	(111)

	$4,861	$2,071

The capitalized patent defense litigation costs relate to the Company’s suit against RadioTherapeutics, a division of Boston Scientific Corporation. For the year ended December 31, 2003, the Company capitalized approximately $621,000 in such costs, and amortization expense associated with this asset was approximately $240,000. The future minimum amortization expense associated with this asset is approximately $242,000 for each of the next five years ended December 31, 2004 through 2008.

The capitalized patent rights relate to the settlement of the Company’s suit against RadioTherapeutics and of suits brought against the Company by Boston Scientific Corporation and several related parties. In April of 2003 the Company capitalized $2,650,000 in payments made to acquire patent rights from Boston Scientific and the other opposing litigants. For the year ended December 31, 2003, amortization associated with this asset was approximately $240,000. The future minimum amortization expense associated with this asset is approximately $320,000 for each of the next five years ended December 31, 2004 through 2008.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities (in thousands):

	December 31,
	2003	2002
Payroll and related expenses	$687	$771
Accrued vacation	226	323
Accrued legal expenses	40	255
Product received but not yet invoiced	367	258
Other accrued liabilities	849	903

	$2,169	$2,510

Deferred maintenance revenue (in thousands):

Revenue for maintenance contracts is recognized on a pro-rata basis over the period of the applicable maintenance contract, ranging from 12 to 36 months. Costs are recognized as incurred. Changes in the Company’s deferred maintenance revenue during the year ended December 31, 2003 were as follows:

Balance as of January 1, 2003	$—
Add: maintenance contract billings	48
Less: Revenue recognized	(3)

Balance as of December 31, 2003	45
Less: current portion	(22)

Deferred maintenance revenue, less current portion	$23

NOTE 4:    COMMITMENTS

Operating Leases

The Company leases manufacturing and office space under a 60 month noncancelable operating lease terminating in August 2004. The base rent increases according to the CPI formula as stipulated in the lease agreement. Under the terms of the lease, the Company is responsible for property taxes, insurance and maintenance costs. Rent expense was approximately $539,000, $529,000 and $475,000 for the years ended December 31, 2003, 2002 and 2001 respectively. Future minimum annual rental payments are approximately $356,000 for the year ended December 31, 2004, the year in which the lease expires.

From time to time, the Company may become involved in litigation relating to additional claims arising from the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 5:    STOCKHOLDERS’ EQUITY

Warrants

In December 2001, the Company issued a warrant to BEKL Corporation under the terms of a clinical data and patent license agreement. The warrant is exercisable for 25,000 shares of the Company’s common stock at a price of $6.10 per share and expires in December 2006. Its aggregate fair value of approximately $110,000 as of December 31, 2001, based on the Black-Scholes valuation model, was charged to operations in 2001. This warrant is outstanding as of December 31, 2003. Further, BEKL Corporation was to have been awarded additional performance based warrants in the future based on achievement of milestones under the clinical data and patent license agreement. In December 2001, the Company recorded charges to operations of approximately $120,000, representing the Black-Scholes fair value of a second warrant the Company expects to issue to BEKL Corporation in 2003. During the year ended December 31, 2002, the Company revalued the warrant using the Black-Scholes valuation method and recorded a $19,000 reduction of previously recorded amounts. During the year ended

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, the Company’s clinical data and patent license agreement with BEKL was terminated, and the remaining $101,000 balance recorded in regard to the prospective warrant award was reversed.

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

Under the 2000 Director’s Stock Option Plan, shares of common stock have been reserved for issuance to non-employee directors. Option grants have been and will continue to be made at the fair market value of the common stock on the date of the grant. Options granted under this plan become exercisable, vest on a cumulative basis and generally expire ten years from the date of grant.

The 2000 Stock Plan provides for the grant of incentive stock options to employees and non-statutory stock options and stock purchase rights to employees and consultants. A total of 2,000,000 common shares were originally reserved for issuance under this plan at its inception in 2000. A total of 796,473 common shares were available for issuance as of December 31, 2003. Future increases to the shares available for issuance will occur on the first day of each fiscal year through 2010 in the amount of the lesser of 1,000,000 shares, 7% of the Company’s outstanding common stock on the last day of the preceding fiscal year or a lower number as determined by the board of directors. Incentive stock options granted under this plan must have an exercise price of at least 100% of the fair market value of the common stock on the date of the grant, and at least 110% of the fair market value of the common stock if the options are awarded to an employee who holds more than 10% of the total voting power of all classes of the Company’s stock. Options granted under this plan become exercisable and vest on a cumulative basis at the discretion of the board of directors and generally expire ten years from the date of grant.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined activity under these plans has been as follows (in thousands, except per share data):

	Shares Available	Options Outstanding
		Shares	Aggregate Price	Weighted Average Exercise Price
Balances, December 31, 2000	2,520	1,993	$4,263	$2.14
Additional shares reserved	500	—	—
Options granted	(1,458)	1,458	6,601	4.53
Options exercised	—	(499)	(407)	0.82
Options canceled	75	(295)	(940)	3.19
Shares removed from plan	(171)	—	—

Balances, December 31, 2001	1,466	2,657	9,517	3.58
Options granted	(868)	868	5,422	6.25
Options exercised	—	(435)	(1,053)	2.42
Options canceled	293	(365)	(1,857)	5.09

Balances, December 31, 2002	891	2,725	12,029	4.41
Shares reserved	1,000	—	—
Options granted	(1,724)	1,724	5,118	2.97
Options exercised	—	(714)	(1,029)	1.44
Options canceled	1,001	(1,060)	(5,607)	5.29

Balances, December 31, 2003	1,168	2,675	$10,511	$3.93

Stock Options: Options outstanding and exercisable

Options outstanding, from all plans, and exercisable as of December 31, 2003 are as follows by exercise price ranges (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 0.50 to $ 2.52	750	9.28 years	$2.40	58	$1.00
$ 2.70 to $ 3.10	625	9.24 years	$2.90	99	$2.90
$ 3.12 to $ 3.97	412	8.76 years	$3.32	90	$3.55
$ 4.00 to $ 5.41	400	8.20 years	$4.67	182	$4.76
$ 5.45 to $ 6.75	301	7.00 years	$5.84	163	$5.83
$ 9.50 to $11.63	187	7.33 years	$10.00	148	$10.01

	2,675	8.64 years	$3.93	740	$5.36

2000 Employee Stock Purchase Plan

The Company’s 2000 employee stock purchase plan was adopted in the second quarter of 2000. A total of 650,000 common shares were initially reserved for issuance under this plan. Automatic increases occurred on the first day of 2002, 2003 and 2004, in amounts equal to the lesser of 650,000 shares, 4% of the Company’s outstanding common stock on the last day of the preceding year, or such lesser number that board of directors

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determines. This plan permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply. As of December 31, 2003, there have been 279,571 shares issued under this plan.

Stock-based compensation

The weighted average per share fair values of options granted during 2003, 2002 and 2001 were $1.87, $4.10 and $4.53 respectively. The value of each option grant was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Years ended December 31,
	2003	2002	2001
Volatility	75%	79%	80%
Risk-free interest rate	3.16%	3.93%	4.54%
Expected life	5 years	5 years	5 years
Expected dividends	0%	0%	0%

The corresponding assumptions for the 2000 Employee Stock Purchase Program were as follows:

	Years ended December 31,
	2003	2002	2001
Volatility	70%	79%	80%
Risk-free interest rate	2.95%	3.29%	5.42%
Expected life	1.3 years	0.7 years	0.5 years
Expected dividends	0%	0%	0%

During the year ended December 31, 2003, the Company recorded no deferred stock-based compensation in accordance with APB Opinion No. 25, SFAS No. 123 or EITF Issue No. 96-18, and recognized no stock compensation expense. During the years ended December 31, 2002 and 2001, the Company recognized stock compensation expense of approximately $454,000 and $1,372,000, respectively. Stock compensation expense was recognized in accordance with FIN No. 28 over the vesting periods of the related options, generally four years. Option grants to non-employees in 2003 were insignificant. No option grants were made to non-employees in 2002 or 2001.

NOTE 7:    INCOME TAXES

No provisions for federal income taxes were recorded during the years ended December 31, 2003 and 2002, as the Company incurred net operating losses during these years.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
Net operating loss carryforwards	$23,771	$20,849
Capitalized startup and research and development costs	909	170
Research and development credit	1,392	1,214
Other	2,546	1,842

Total deferred tax assets	28,618	24,075
Less: valuation allowance	(28,618)	(24,075)

	$—	$—

At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $66.1 million and $22.0 million, respectively, available to offset future taxable income. The Company’s federal and state operating loss carryforwards expire between 2008 and 2022 and between 2004 and 2013, respectively, if not utilized.

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. Provisions to the allowance were approximately $4,543,000, $6,138,000 and $3,419,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

Reconciliation of the statutory federal income tax to the Company’s effective tax rate follows:

	2003	2002
	%	%
Tax at federal statutory rate	34.0%	34.0%
State, net of federal benefit	6.0%	6.0%
Other	0.0%	1.0%
Deferred tax assets not benefited	-38.0%	-39.0%
Federal research and development credit	-2.0%	-2.0%

Provision for taxes	0.0%	0.0%

NOTE 8:    RELATED PARTY TRANSACTIONS

In August 1994, the Company entered into a cross-license agreement (the “Agreement”) with VIDAMed (a company whose founder was also one of the founders of the Company) whereby the Company granted VIDAMed and exclusive royalty-free license to use the Company’s technology for certain applications. In return, VIDAMed granted the Company an exclusive license to use VIDAMed’s technology for certain applications. The Company is required to pay a royalty of 2.5% of net sales on products developed incorporating the VIDAMed technology. This obligation terminates on the earlier of ten years from the effective date of the Agreement or when payments by the Company to VIDAMed total $500,000. To date, the Company has made no payments under this agreement. During 2002, VIDAMed was acquired by Medtronic, Inc.

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2003, 2002 and 2001, and from time to time prior to 2001, the Company has received professional services relating to the administration of its clinical trials as well as regulatory advice from a firm in which one of the Company’s directors serves as an officer. The Company has recognized expenses relating to the services received from this firm of approximately $55,000, $160,000 and $109,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In April 2003, a member of the Company’s Board of Directors began providing consulting services to the Company. This board member was paid approximately $164,000 and was granted options to purchase 35,000 shares of the Company’s common stock in connection with his consulting services.

NOTE 9:    SEGMENT INFORMATION

The Company operates in one business segment. The Company sells its products and systems directly to customers in the United States, Europe and Asia.

Sales for geographic regions reported below are based upon the customers’ locations. Following is a summary of the geographic information related to revenues, long-lived assets and information related to significant customers for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentage data):

	Years Ended December 31,
	2003	2002	2001
Sales:
United States	$13,274	$12,898	$8,032
Italy	726	789	1,137
Japan	535	2,331	1,879
Other	2,072	1,375	3,743

Total	$16,607	$17,393	$14,791

	Years Ended December 31,
	2003	2002	2001
Long-lived assets:
United States	$1,089	$1,501	$1,802
Europe	—	64	132

Total	$1,089	$1,565	$1,934

	Years Ended December 31,
	2003	2002	2001
Significant customers: Revenue
Customer A	4%	14%	14%
Customer B	4%	5%	8%

	December 31,
	2003	2002
Significant customers: Accounts and Notes Receivable
Customer A	12%	14%
Customer B	7%	12%
Customer C	1%	10%

RITA MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10:    EMPLOYEE BENEFIT PLAN

The Company sponsor’s a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the board of directors. To date, there have been no company contributions to the plan.

NOTE 11:    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected items from our consolidated statements of operations for each of the eight quarters ended December 31, 2003. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
Sales	$4,196	$3,865	$4,049	$4,497	$3,715	$4,454	$4,806	$4,418
Gross profit	2,559	2,612	2,347	2,923	2,580	2,724	2,766	2,415
Net loss	$(2,241)	$(2,514)	$(3,400)	$(2,924)	$(3,053)	$(2,720)	$(3,733)	$(3,993)

Net loss per common share, basic and diluted	$(0.12)	$(0.14)	$(0.19)	$(0.17)	$(0.20)	$(0.18)	$(0.25)	$(0.27)

Shares used in computing net loss per common share, basic and diluted	17,971	17,807	17,578	17,223	15,109	14,996	14,835	14,614

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2003, the Company’s disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls during the latest fiscal quarter.

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

A report on Form 8-K was filed with the SEC on December 3, 2003.

A report on Form 8-K was filed with the SEC on December 5, 2003.

(c) Exhibits:

Number		Description

2.1	(1)	Form of Agreement and Plan of Merger between the Registrant and RITA Medical Systems, Inc., a Delaware corporation.

3.2	(1)	Amended and Restated Certificate of Incorporation of RITA Medical Systems, Inc., a Delaware corporation.

3.4	(1)	Amended and Restated Bylaws of RITA Medical System, Inc.

4.1	(2)	Preferred Shares Rights Agreement, dated as of July 31, 2001, between RITA Medical Systems, Inc. and U.S. Stock Transfer Corporation, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2	(7)	Stock Purchase Agreement with SF Capital Partners Ltd., dated January 24, 2003.

4.3	(7)	Stock Purchase Agreement with RIVERVIEW GROUP, LLC, dated January 24, 2003.

4.4	(7)	Stock Purchase Agreement with BAYSTAR CAPITAL GROUP II, dated January 24, 2003.

4.5	(7)	Stock Purchase Agreement with BAYSTAR INTERNATIONAL II, Ltd., dated January 24, 2003.

10.1	(1)	Sixth Amended and Restated Shareholder Rights Agreement dated June 20, 2000 by and among the Registrant and certain security holders.

10.2	(1)	1994 Incentive Stock Plan (as amended) and form of option agreement.

10.3	(4)	2000 Stock Plan (as amended) and form of option agreement.

Number	Description

#10.4(4)	2000 Directors’ Stock Option Plan (as amended) and form of option agreement.

10.5(1)	2000 Employee Stock Purchase Plan and form of subscription agreement.

10.6(a)(1)	Master Lease Agreement with Brown Mountain View Joint Venture dated July 12, 1994 and extension of Master Lease Agreement dated May 12, 1999.

#10.7(1)	Form of Indemnification Agreement between the Registrant and its officers and directors.

#10.11(1)	Form of Change of Control Agreement entered into between the Company and it officers.

*10.13(1)	Distribution Agreement with Nissho Iwai Corporation (now named ITX Corporation) for South Korea dated March 12, 1999.

*10.15(1)	Manufacturing Agreement with Plexus Corporation dated February 17, 2000.

*10.16(1)	Manufacturing Agreement with Apical Instruments dated February 23, 2000.

*10.18(3)	Amendment of Distribution Agreement with Nissho Iwai Corporation (now named ITX Corporation) for Japan dated May 11, 2001.

*10.19(5)	Distribution Agreement with MDH s.r.l. Forniture Ospedaliene for Italy dated December 31, 2001.

10.22(5)	Amendment to Master Lease Agreement with Brown Mountain View Joint Venture dated June 4, 2001.

#10.23(6)	Form of Change of Control Agreement entered into between the Company, Trent Reutiman on November 16, 2001, between the Company and Donald Stewart on April 16, 2001.

#10.25(6)	Form of Indemnification Agreement between the Company and Trent Reutiman on November 16, 2001, and between the Company and Donald Stewart on April 16, 2001.

**10.32(8)	Litigation settlement agreement, dated April 4, 2003, between RITA Medical Systems, Inc., RadioTherapeutics Corporation, Boston Scientific Corporation, Scimed Life Systems, Inc., The Board of Regents of the University of Nebraska, Unemed Corporation, University of Kansas d/b/a/ University of Kansas Medical Center and University of Kansas Medical Center Research Institute.

#10.33(8)	Form of Indemnification Agreement between the Company and Randy Lindholm on April 25, 2003 and between the Company and Lynn Saccoliti on May 1, 2003.

10.34(8)	Consulting Agreement with Randy Lindholm dated April 25, 2003.

#10.35(8)	Amendment to Offer Letter to Donald Stewart dated as of May 1, 2003.

#10.36(8)	Offer Letter to Lynn Saccoliti dated as of May 1, 2003.

#10.37(9)	Amended and Restated Consulting Agreement with Randy Lindholm dated August 5, 2003.

#10.38(9)	Form of Indemnification Agreement between the Company and Joseph DeVivo dated August 18, 2003, Wes Johnson dated August 5, 2003, Stephen Pedroff dated September 2, 2003 and Darrin Uecker dated January 12, 2004.

Number		Description

#10.39	(9)	Form of Change of Control Agreement entered into between the Company and Joseph DeVivo dated August 18, 2003, Stephen Pedroff dated September 10, 2003 and Darrin Uecker dated January 12, 2004.

#10.40	(9)	Offer letter between the Company and Joseph DeVivo dated July 23, 2003.

#10.41	(9)	Offer letter between the Company and Stephen Pedroff dated August 22, 2003.

#10.42		Change of Control Agreement entered into between the Company and Juan J. Soto dated as of September 3, 2003.

#10.43		Contract of Employment between RITA Medical Systems Netherlands BV of DeBoelelaan 7 and Juan J. Soto dated October 15, 2003.

#10.44		Indemnification Agreement between the Company and Juan J. Soto dated November 1, 2003

#10.45		Offer letter between the Company and Darrin Uecker dated January 9, 2004.

23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1		Power of Attorney (See Signature Page).

31.1		Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

*	Confidential treatment granted with respect to certain portions of this Exhibit.
**	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to our registration statement on Form S-1 (File No. 333-36160) initially filed with the SEC on May 3, 2000.
(2)	Incorporated by reference to our registration statement on Form 8-A (File No. 000-30959) filed with the SEC on August 7, 2001.
(3)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on August 8, 2001.
(4)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on November 14, 2001.
(5)	Incorporated by reference to our report on Form 10-K (File No. 000-30959) filed with the SEC on March 28, 2002.
(6)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on May 15, 2002.
(7)	Incorporated by reference to our report on Form S-3 (File No. 333-102896) filed with the SEC on January 31, 2003.
(8)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on August 13, 2003.
(9)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on November 13, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004	RITA MEDICAL SYSTEMS, INC.

	By:	/S/ JOSEPH DEVIVO
Joseph DeVivo President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph DeVivo and Donald Stewart, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH DEVIVO Joseph DeVivo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/S/ DONALD STEWART Donald Stewart	Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 15, 2004

/S/ VINCENT BUCCI Vincent Bucci	Director	March 15, 2004

/S/ RANDY LINDHOLM Randy Lindholm	Director	March 15, 2004

/S/ JOHN GILBERT John Gilbert	Director	March 15, 2004

/S/ SCOTT HALSTED Scott Halsted	Director	March 15, 2004

/S/ WESLEY JOHNSON Wesley Johnson	Director	March 15, 2004