Form 10-K/A
period 2003-12-31
RITA MEDICAL SYSTEMS INC
filed 2004-04-29
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

There were 18,015,427 shares of the registrant’s Common Stock issued and outstanding as of March 31, 2004.

RITA Medical Systems, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2003

Filing Sections

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 in order to submit the information required to be included in Part III thereof within the time period required by General Instruction G(3) to Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table shows specific information about our directors and executive officers as of March 31, 2004.

Name	Age	Position(s)
Joseph DeVivo	37	President, Chief Executive Officer and Director
Vincent Bucci (1)	50	Director
John Gilbert (1)(2)	67	Director
Scott Halsted (1)(2)	44	Director
Wesley E. Johnson, Jr. (2)	46	Director
Randy Lindholm	48	Director
Donald Stewart	48	Chief Financial Officer and Vice President, Finance and Administration
Trent Reutiman	39	Vice President, U.S. Sales
Darrin Uecker	38	Chief Technology Officer
Lynn Saccoliti	44	Vice President, Reimbursement
Stephen Pedroff	47	Vice President, Marketing Communications
Juan J. Soto	39	Vice President, International Sales

(1)	Member of Compensation Committee of the Board
(2)	Member of Audit Committee of the Board

Joseph DeVivo has served as our President and Chief Executive Officer and as a member of our Board since August 2003. Prior to joining us, from August 2002 to June 2003, he was President, Director and Chief Operating Officer of ComputerMotion Incorporation (CMI), a medical robotics company. Prior to CMI, Mr. DeVivo held various positions at United States Surgical Corporation, a division of TYCO Healthcare, from May 1993 to August 2002, most recently as Vice President and General Manager of the U.S. Surgical/Davis and Geck suture division from October 2001 through August 2002. Mr. DeVivo holds a B.S. in Business Administration from the E. Claiborne Robins School of Business at the University of Richmond.

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

Wesley E. Johnson, Jr. has served as a member of our Board since August 2003. Since June 2003, Mr. Johnson has been Division Vice President, Finance and Operations for Spinal Concepts, Inc., a division of Abbott Laboratories, Inc. From May 1999 to June 2003, he served as Vice President of Operations and Chief Financial Officer for Spinal Concepts. From August 1995 to May 1999, Mr. Johnson served as Chief Financial Officer for Uroligix Inc., a medical device company specializing in urologic disorders. Mr. Johnson holds a B.B.A. in Accounting from Texas A&M University and became a certified public accountant in 1981.

Randy Lindholm has served as a member of our Board since April 2003. Mr. Lindholm is currently a consultant to several life sciences companies. Prior to that, Mr. Lindholm held various positions at VidaMed, Inc., a medical device company. From August 1999 to April 2002, he served as Chairman, President and Chief Executive Officer and from July 1998 to August 1999, he served as Executive Vice President of Sales and Marketing. Prior to that, Mr. Lindholm held various positions at Mallinckrodt, Inc. (formerly Nellcor Puritan Bennett), a specialty medical products company, most recently as Vice President of North American Respiratory Field Operations from January 1998 to August 1998. Mr. Lindholm is also a director of Omnicell, Inc., a medical supply company, as well as two private companies. Mr. Lindholm holds a B.S. in Electrical Engineering from Michigan Technological University.

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

Darrin Uecker has served as our Chief Technical Officer since January 2004. Before joining RITA he served as a Vice President at Mountain View based Intuitive Surgical, a surgical robotics company, from June 2003 to December 2003. Prior to the merger of Intuitive Surgical with Computer Motion, Santa Barbara, Calif., Mr. Uecker held the position of Chief Operating Officer at Computer Motion, a surgical robotics company, from May 1993 to June 2003. Mr. Uecker received both his B.S. and M.S. degrees in Electrical and Computer Engineering from the University of California at Santa Barbara.

Lynn Saccoliti has served as our Vice President, Reimbursement since May 2003. From May 2002 through April 2003, Ms. Saccolitit served as the acting Senior Director of Strategic Reimbursement in Medtronic’s Gastroenterology/Urology division. From October 1997 through April 2002, Ms. Saccoliti served as Senior Director of Government Relations and Reimbursement Affairs of VidaMed, Inc. Ms. Saccoliti holds a BA from the University of Northern Colorado and is professionally affiliated with the MDMA, AdvaMed, and the Medical Technology Leadership Forum.

Stephen Pedroff has served as our Vice President, Marketing Communications since September 2003. Prior to that, from December 2001 through August 2003, Mr. Pedroff served as the Vice President of Marketing at Computer Motion Inc., a surgical robotics company. From September 2000 through November 2001, Mr. Pedroff served as Director of Business Development for Salus Media, Inc., a developer of on-line health and wellness products for the insurance industry. From September 1998 through August 2000, Mr. Pedroff served as the Vice President of Business Development for Digital Media International, a developer of interactive CD-rom based computer games. Mr. Pedroff holds a B.A. in English from the University of California, Santa Barbara.

Juan J. Soto has served as our Vice President, International Sales since September 2003. Prior to that, Mr. Soto served as Vice President and General Manager of Operations at Computer Motion Inc., a surgical robotics company, from 2002 to September 2003. From 1999 through 2002, Mr. Soto worked at Tyco Healthcare in Norwalk Connecticut, first as product director in the cardiac division, then as managing director for the European division, concentrating on strategic and business planning and development for the spine and sports medicine departments. Mr. Soto, a former pilot in the British Royal Navy, holds a degree in Electronic Engineering from the Royal Naval College in the UK and a degree in Medical Marketing from UCLA.

There are no family relationships among any of our directors or executive officers.

Classes of Directors

Our Certificate of Incorporation divides the Board of Directors into three classes, with staggered three-year terms. The Class I director, whose term expires at the 2004 Annual Meeting of Stockholders, is Scott Halsted; the Class II directors, whose terms expire at the Company’s 2005 Annual Meeting of Stockholders, are John Gilbert and Wesley Johnson; and the Class III directors, whose terms expire at the 2006 Annual Meeting of Stockholders, are Vincent Bucci, Joseph DeVivo and Randy Lindholm.

Audit Committee

John Gilbert, Scott Halsted and Wesley Johnson (chairman) are members of the Audit Committee. The Board has determined that Mr. Johnson qualified as an “audit committee financial expert” as defined by the rules of the SEC. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. The responsibilities of the Audit Committee include, among other things, appointing and providing the compensation of the independent accountants to conduct the annual audit of our accounts, reviewing the scope and results of the independent audits, reviewing and discussing annual and quarterly financial statements of the Company and approving all professional serves to be provided to the Company by its independent accountants. The Audit Committee has a revised written charter which was adopted in March 2004.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee or executive officer of the Company has, or in the past fiscal year had, a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, our executive officers and persons who own more than 10% of the common stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during its fiscal year ended December 31, 2003, all Reporting Persons complied with all applicable filing requirements except for Messrs. Bucci, Gilbert, Watkins and Uecker. Each of Messrs. Bucci and Gilbert filed one late report in connection with the automatic option granted to him on the date of the 2003 annual meeting of stockholders pursuant to the Directors Plan. Mr. Watkins, one of our former directors, failed to file a report in connection with the automatic option granted to him on the date of the 2003 annual meeting of stockholders pursuant to the Directors Plan. Mr. Watkins resigned from the Board soon after the annual meeting and his option was never issued or exercised. Mr. Uecker failed to disclose ownership of 500 shares of our common stock on the Form 3 filed with the beginning of his employment in January 2004. He filed an amended Form 3 in March 2004.

Code Of Ethics

Our Board has adopted a code of ethics that applies to all officers and employees, including our principal executive officer, principal financial officer and controller. This code of ethics is included as an exhibit to this Form 10-K/A.

Item 11.	Executive Compensation

The following table shows the compensation paid by the Company for services rendered during the Company’s three preceding fiscal years to (a) the three individuals who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2003, (b) the two other most highly compensated individuals who served as executive officers of the Company as of December 31, 2003 and (c) two additional individuals who would have been included in the four most highly compensated individuals, except that they were not serving as executive officers on December 31, 2003 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation				Long-Term Compensation		All Other Compensation
						Restricted Securities
		Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)		Stock Awards ($)	Underlying Options (#)
Joseph DeVivo	2003	97,500	—	42,079	(6)	—	692,175	100,000	(10)
President, Chief Executive	2002	—	—	—		—	—	—
Officer and Director	2001	—	—	—		—	—	—

Donald Stewart	2003	196,381	27,500	—		—	61,250	—
Chief Financial Officer and	2002	188,885	—	—		—	6,250	—
Vice President, Finance and Administration (2)	2001	131,042	17,100	—		—	150,000	35,000	(11)

Trent Reutiman	2003	100,000	91,281	6,000	(7)	—	25,200	23,000	(12)
Vice President, U.S. Sales	2002	100,000	110,481	6,000	(7)	—	35,360	—
	2001	91,250	121,838	6,000	(7)	—	76,000	—

Lynn Saccoliti	2003	86,513	19,250	—		—	100,000	20,000	(13)
Vice President, Reimbursement	2002	—	—	—		—	—	—
	2001	—	—	—		—	—	—

Barry Cheskin	2003	99,673	—	3,375	(8)	—	—	25,887	(14)
Former President, Chief	2002	262,650	—	34,575	(8)	—	10,000	—
Executive Officer and Director (3)	2001	255,000	25,500	34,674	(8)	—	160,000	—

Kenneth Waters	2003	112,877	—	2,963	(9)	—	—	131,974	(15)
Former Senior Vice President,	2002	200,000	—	9,000	(9)	—	—	45,000	(15)
International Sales and Global Marketing (4)	2001	31,923	—	1,500	(9)	—	150,000	194,438	(15)

Stephen Williams	2003	174,247	—	—		—	30,000	103,830	(16)
Former Chief Operating	2002	85,641	—	—		—	150,000	—
Officer (5)	2001	—	—	—		—	—	—

(1)	Includes amounts deferred under our 401(k) plan.
(2)	Mr. Stewart also served as our Acting Chief Executive Officer from May 2003 to August 2003.
(3)	Mr. Cheskin resigned from his positions with the Company in May 2003.
(4)	Mr. Waters resigned from his employment with the Company in July 2003.
(5)	Mr. Williams resigned from his employment with the Company in November 2003.
(6)	Mr. DeVivo received $9,367 in reimbursed moving expenses in 2003. An additional $32,712 related to expected relocation expenses have been accrued on his behalf.
(7)	Mr. Reutiman received a $6,000 auto allowance in 2001, 2002 and 2003.

(8)	Mr. Cheskin received a $3,375 auto allowance in 2003. In 2002, he received a $9,000 auto allowance and $25,575 in forgiven principal and interest on a note payable to the Company. In 2001, he received a $9,000 auto allowance and $25,674 in forgiven principal and interest on a note payable to the Company.
(9)	Mr. Waters received auto allowances of $2,963 in 2003, $9,000 in 2002 and $1,500 in 2001.
(10)	Mr. DeVivo received a $100,000 signing bonus in 2003.
(11)	In 2001, $35,000 was accrued for Mr. Stewart’s relocation expenses.
(12)	In 2003, Mr. Reutiman received a $23,000 housing allowance.
(13)	In 2003, Ms. Saccoliti earned a $20,000 signing bonus.
(14)	In 2003, Mr. Cheskin received $25,887 relating to accumulated vacation pay upon his termination from the Company.
(15)	In 2003, Mr. Waters received a $7,055 housing allowance and $124,919 in severance and other termination related payments, including accumulated vacation pay. In 2002, Mr. Waters received a $30,000 signing bonus and a $15,000 housing allowance. In 2001, Mr. Waters received a $2,500 housing allowance and $191,938 was accrued for his relocation expenses.
(16)	In 2003, Mr. Williams received $103,830 in severance and other termination related payments, including accumulated vacation pay.

Director Compensation

Nonemployee directors are not compensated for attendance at meetings of the Board or any committee but are reimbursed for reasonable and customary travel expenses. All nonemployee directors are eligible to participate in the 2000 Directors’ Stock Option Plan. Employee directors and nonemployee directors are eligible to participate in the 2000 Stock Plan. Employee directors are eligible to participate in the 2000 Employee Stock Purchase Plan. Employee directors receive no additional compensation for serving on the Board.

Under the 2000 Directors’ Plan, when a nonemployee director first becomes a director, he or she receives a nonstatutory stock option to purchase 25,000 shares of the Company’s common stock. This option vests at a rate of  1/48 of the total number of shares subject to such option per month. Thereafter, on the date of each annual meeting of the Company’s stockholders, each director who has been a member for at least six months will be granted a nonstatutory stock option to purchase 10,000 shares of the Company’s common stock. These options shall vest at a rate of 100% of the total number of shares subject to such option on the one-year anniversary of the grant date. All options granted under the Directors’ Plan are for a ten-year term and shall be adjusted to reflect any stock splits, stock dividends, combinations or similar transactions. The exercise price of the options must be at least 100% of the fair market value of the common stock on the NASDAQ National Market on the date the option was granted. The options may be exercised only (1) while the individual is serving as a director on the Board, (2) within 6 months after termination by death or disability, or (3) within 3 months after the individual’s term as director ends. Therefore, on the date of the Annual Meeting each of the Company’s nonemployee directors, Messrs. Bucci, Gilbert, Halsted, Johnson and Lindholm will be granted an option to purchase 10,000 shares of the Company’s common stock.

During 2003, Randy Lindholm was elected to the Board and received four option grants: one for 25,000 shares of the Company’s common stock under the Directors’ Plan and three for an aggregate of 60,000 shares of the Company’s common stock under the 2000 Stock Plan. During 2003, Wes Johnson was also elected to the Board and received two option grants: one for 25,000 shares of the Company’s common stock under the Directors’ Plan and one for of 10,000 shares of the Company’s common stock under the 2000 Stock Plan. During 2003, Mr. Bucci received one grant for 30,000 shares of the Company’s common stock under the 2000 Stock Plan and one grant for 10,000 shares of the Company’s common stock under the 2000 Director’s Plan. During 2003, Messrs. Gilbert, Halsted and Watkins and Ms. Effland each received one grant for 10,000 of the Company’s common stock under the 2000 Director’s Plan. Mr. Watkins and Ms. Effland resigned from the Board during 2003.

In conjunction with his appointment as our President and Chief Executive Officer, Mr. DeVivo who is also one of our directors was granted an option for 692,175 shares of our common stock under the 2000 Stock Plan.

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, in whole or in part, the Compensation Committee Report, and the Stock Performance Graph shall not be deemed to be incorporated by reference into any such filings.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The following is a report of the Compensation Committee of the Board of Directors of RITA Medical Systems, Inc. (the “Compensation Committee”) describing the compensation policies applicable to the Company’s executive officers during the fiscal year that ended December 31, 2003. Vincent Bucci, John Gilbert and Scott Halsted (chairman) are members of the Compensation Committee. All members of the Compensation Committee have been determined to be independent directors under the rules of the NASDAQ Stock Market. All are “non-employee directors” within the meaning of Section 16 of the Securities and Exchange Act and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. The purpose of the Compensation Committee is to discharge the responsibilities of the Board with respect to compensation matters for our executive officers and other employees and consultants, report annually to our stockholders on executive compensation matters and administer our equity and other compensation plans. The responsibilities of the Compensation Committee include, among other things, establishing and administering our policies regarding annual executive salaries and cash incentives and long-term equity incentives and administering our 2000 Stock Plan, 2000 Employee Stock Purchase Plan and 2000 Directors’ Stock Option Plan.

General Compensation Policy

Under the supervision of the Board of Directors, our compensation policy is designed to attract and retain qualified key executives critical to our growth and long-term success. It is the objective of the Board of Directors to have a portion of each executive’s compensation contingent upon our performance as well as upon the individual’s personal performance. Accordingly, each executive officer’s compensation package is comprised of three elements: (i) base salary which reflects individual performance and expertise, (ii) variable bonus awards payable in cash and tied to the achievement of certain performance goals that the Board of Directors establishes from time to time for the Company, and (iii) long term stock-based incentive awards which are designed to strengthen the mutuality of interests between the executive officers and our stockholders.

The summary below describes in more detail the factors which the Board of Directors considers in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary

The level of base salary is established primarily on the basis of the individual’s qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at similar companies and the incentives necessary to attract and retain qualified management. Base salary is adjusted each year to take into account the individual’s performance and to maintain a competitive salary structure. Company performance does not play a significant role in the determination of base salary.

During fiscal 2003, the Compensation Committee reviewed the base salaries for the Company’s executive officers by evaluating the factors described above and considering the recommendations of the Company’s Chief Executive Officer.

Cash-Based Incentive Compensation

Cash bonuses are awarded on a discretionary basis to executive officers on the basis of their success in achieving designated individual goals and our success in achieving specific company-wide goals, such as revenue growth and earnings. For fiscal 2003, the Board of Directors adopted the 2003 Performance Incentive Plan for the Company’s executive officers (excluding the Chief Executive Officer), directors and managers. The goal of this plan was to insure the Company maintained at least $9.0 million in cash, cash equivalents and marketable securities at December 31, 2003. The goal was achieved and approximately $0.2 million was paid under this plan in February, 2004.

In addition, the Company maintains an incentive program for its sales force in which the Vice President, Sales participates (in lieu of participating in the annual bonus plan) and which pays commissions based on the performance of the sales team toward the Company’s revenue targets. In fiscal 2003, Mr. Reutiman earned commissions of $91,281 under such program.

Long-Term Incentive Compensation

We have utilized our stock option plans to provide executives and other key employees with incentives to maximize long-term stockholder values. Awards under this plan by the Board of Directors take the form of stock options designed to give the recipient a significant equity stake and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual’s position, his or her performance and responsibilities, and internal comparability considerations. In addition, the Board of Directors has established certain general guidelines in making option grants to the executive officers in an attempt to target a fixed number of unvested option shares based upon each individual’s position and his or her existing holdings of unvested options. However, the Board of Directors is not required to adhere strictly to these guidelines and may vary the size of the option grant made to each executive officer as it determines the circumstances warrant. Each option grant allows the executive officer to acquire shares of common stock at a fixed price per share (the fair market value on the date of grant) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a four year period, contingent upon the executive officer’s continued employment with us. Accordingly, the option will provide a return to the executive officer only if he or she remains in our service, and then only if the market price of the common stock appreciates over the option term.

In accordance with this policy, during fiscal 2003, the existing equity-based compensation of the executive officers was reviewed and the Board made new grants of stock options under the Company’s 2000 Stock Plan. In the aggregate, these options provided our officers with rights to purchase 1,108,625 shares of our common stock at prices ranging from $2.52 to $4.89 per share. These figures include Mr. DeVivo’s option to purchase 692,175 shares of our common stock, granted in conjunction with his hiring as our President and Chief Executive Officer.

In addition to participating in the Company’s 2000 Stock Plan, the Company’s executive officers may also participate in the Company’s 2000 Employee Stock Purchase Plan on the same basis as other employees who meet eligibility criteria. This plan is qualified under Section 423 of the Internal Revenue Code, and it allows participants to purchase, through payroll deductions, shares of the Company’s common stock at a price equal to 85% of its fair market value on the enrollment date or the purchase date, whichever is lower.

Compensation of the Chief Executive Officer

Joseph DeVivo has served as the Company’s President and Chief Executive Officer since August 2003. His annual base salary for the fiscal year ended December 31, 2003 was $260,000, which was determined based on the factors described above at the time of his hire. In addition, in connection with his joining the Company, Mr. DeVivo was paid a $100,000 signing bonus, which he is required to repay to the Company in whole or in part if he voluntarily terminates his employment with the Company before August 18, 2005. Except for this signing bonus, Mr. DeVivo did not earn a cash bonus under the Company’s 2003 Plan. For fiscal 2004, Mr. DeVivo is eligible to participate in the Company 2004 Plan with a target cash bonus of up to 40% of his base salary. In connection with his commencement of employment, Mr. DeVivo was granted an option to purchase 692,175 shares of the Company’s common stock, which vests at the rate of 25% of the total number of shares on August 18, 2004 and  1/48th of the total number of shares each month thereafter. The factors discussed above in “Base Salary,” “Cash-Based Incentive Compensation” and “Long Term Incentive Compensation” were considered in establishing the amount of Mr. DeVivo’s base salary, cash bonus and stock option grant at the time of his hiring.

Barry Cheskin served as the Company’s President and Chief Executive Officer from May 1997 to April 2003. His annual base salary for the fiscal year ended December 31, 2003 was $262,650. The factors discussed above in “Base Salary,” “Cash-Based Incentive Compensation” and “Long Term Incentive Compensation” were also applied in establishing the amount of Mr. Cheskin’s salary and stock option grants. Significant factors in establishing Mr. Cheskin’s compensation were the achievement of the Company’s revenue goals, the development and implementation of clinical initiatives designed to demonstrate applicability of our technology to new organs, the publication of survival data in liver cancer and the receipt of regulatory approval from the FDA to use the RITA system to treat pain associated with bone tumors.

Deductibility of Executive Compensation

The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the “performance-based” exception to Section 162(m). As the cash compensation paid by the Company to each of its executive officers is expected to be below $1 million and the committee believes that options granted under the 2000 Stock Plan to such officers will meet the requirements for qualifying as performance-based, the committee believes that Section 162(m) will not affect the tax deductions available to the Company with respect to the compensation of its executive officers. It is the Compensation Committee’s policy to qualify, to the extent reasonable, its executive officers’ compensation for deductibility under applicable tax law. However, the Company may from time to time pay compensation to its executive officers that may not be deductible.

The Compensation Committee of the Board of Directors of RITA Medical Systems, Inc.:

Vincent Bucci

John Gilbert

Scott Halsted

Option Grants In Last Fiscal Year

The following table provides certain information with respect to stock options granted to Named Executive Officers in the last fiscal year out of our 2000 Stock Plan. In addition, as required by SEC rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

Name	Individual Grants (1)					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year 2003(3)	Exercise Price ($/sh)(4)	Expiration Date	5%	10%
Joseph DeVivo	692,175	(1)	41.59%	$2.52	8/18/2013	$1,096,969	$2,779,935
Donald Stewart	25,000	(1)	1.50%	$2.70	5/1/2013	42,450	107,579
	36,250	(1)	2.18%	$3.37	9/9/2013	76,827	194,696
Trent Reutiman	25,200	(1)	1.51%	$3.37	9/9/2013	53,408	135,347
Lynn Saccoliti	100,000	(1)	6.01%	$2.70	5/1/2013	169,802	430,310
Barry Cheskin	—	(1,5)	0.00%	—	—	—	—
Kenneth Waters	—	(1,5)	0.00%	—	—	—	—
Stephen Williams	30,000	(1,2,5)	1.80%	$3.12	2/12/2004	—	—

(1)	No stock appreciation rights were granted to the Named Executive Officers in the last fiscal year. The options granted have a 10-year term. Mr. DeVivo’s options vest at the rate of 25% on the twelve-month anniversary of the vesting commencement date and 2.0833% each month thereafter. Options granted to the other Named Executive Officers vest at the rate of 12.5% on the six-month anniversary of the vesting commencement date and 2.0833% each month thereafter. All of the granted options are subject to earlier termination in connection with termination of employment. Messrs. Cheskin, Waters and Williams terminated their employment during 2003 (see note 5 below).
(2)	The potential realizable value illustrates the value that might be realized upon the exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price on the date of grant through the option term, less the exercise price. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved. Options granted to Mr. Williams during 2003 expired unexercised as of February 12, 2004 due to the termination of his employment and the potential realizable value of these options has therefore been shown as zero.
(3)	The Company granted 1,664,215 options to purchase common stock to employees in the last fiscal year.
(4)	The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.
(5)	Mr. Cheskin resigned his positions with the Company in May 2003. Mr. Waters resigned his position with the Company in July 2003. Mr. Williams resigned his position with the Company in November 2003.

Equity Compensation Plan Information

The following table provides information as of March 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders: (1)	3,084,492	$3.72	(2)	$1,088,843	(3)
Equity compensation plans not approved by security holders:	—	—		—

Total	3,084,492	$3.72		1,088,843

(1)	Consists of the following equity compensation plans:
•	2000 Stock Plan
•	2000 Directors Stock Option Plan
•	2000 Employee Stock Purchase Plan
•	1994 Incentive Stock Plan
(2)	Assumes that employees will purchase the remaining 341,647 shares of common stock available for issuance under the 2000 Employee Stock Purchase Plan in August 2004 at a purchase price of $2.38 per share. Under the terms of the 2000 Employee Stock Purchase plan, shares are purchased at 85% of the fair market value of our common stock on either the first day of an offering period or the last day of a purchase period, whichever is lower. Therefore, the purchase price is not fixed until the August 2004 purchase date, and employees may purchase the shares at a lower price per share, affecting the weighted-average exercise price.
(3)	The 2000 Stock Plan incorporates an evergreen formula pursuant to which, on the first day of each of our fiscal years (through fiscal 2010), the number of shares available for future issuance under the 2000 Stock Plan automatically increases by the lesser of (i) 1,000,000 shares, (ii) 7% of our outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as the Board of Directors determines. The 2000 Employee Stock Purchase Plan incorporates an evergreen provision pursuant to which, on the first day of each of our fiscal years (through fiscal 2004), the number of shares available for future issuance under the 2000 Employee Stock Purchase Plan automatically increases by the lesser of (i) 650,000 shares; (ii) 4% of our outstanding common stock on the last day of the immediately preceding fiscal year; or (iii) such lesser number of shares as the Board of Directors determines.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 2003. In addition, the table sets forth the number of shares covered by stock options as of the fiscal year ended December 31, 2003, and the value of in-the-money stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year ended December 31, 2003.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/2003(1)		Value of Unexercised In-the- Money Options at December 31, 2003 (2)
			Exercisable	Unexercised	Exercisable	Unexercisable
Joseph DeVivo	—	$—	—	692,175	$—	$1,335,898
Donald Stewart	—	—	106,508	110,992	6,379	85,584
Trent Reutiman	—	—	57,347	78,541	40,381	72,037
Lynn Saccoliti	—	—	14,583	85,417	25,520	149,480
Barry Cheskin	327,064	720,200	—	—	—	—
Kenneth Waters	62,500	16,619	—	—	—	—
Stephen Williams	—	—	46,875	—	—	—

(1)	No stock appreciation rights (SARs) were outstanding during fiscal 2003.
(2)	Based on the $4.45 closing price of the Company’s common stock on the Nasdaq Stock Market on December 31, 2003, less the exercise price of the options.

Employment Agreements

Barry Cheskin. We had an employment agreement with Barry Cheskin, our former Chief Executive Officer who resigned from his positions with the Company in April 2003. This agreement provided for, among other things, the payment of severance or the acceleration of unvested stock, options and warrants in certain circumstances, none of which were triggered by Mr. Cheskin’s departure.

Joseph DeVivo. We have an employment agreement with Joseph DeVivo, our President and Chief Executive Officer, which among other things provides for the payment of severance or the acceleration of unvested options in certain circumstances. Mr. DeVivo’s agreement provides that if his employment with us is terminated without cause prior to August 18, 2004, he shall be vested and able to exercise that number of shares subject to his initial option grant equal to the product of (1) the total number of shares subject to his initial option grant times (2) the following ratio: (A) the total number of full months from August 18, 2003 to the date of termination of his employment. Furthermore, Mr. DeVivo’s employment agreement provides that he will have up to 18 months to exercise his initial option grant, to the extent vested, if his employment is terminated after a change of control transaction. Mr. DeVivo’s agreement also provides that if his employment with us is terminated without cause (including as a result of constructive termination), and provided that he executes our standard form or release agreement releasing any claims he may have against us, Mr. DeVivo will receive monthly severance payments, equal to  1/12 of his annual base salary and reimbursement for his continued medical coverage until the earlier of (i) 12 months after his termination date or (ii) such time as he accepts an offer of employment or consulting relationship which constitutes the equivalent of a full-time position or which compensates him at a level equal to the level of compensation provided by the Company on the date of termination of his employment. Mr. DeVivo is also a party to our standard form of change of control agreement that is described in more detail below.

Stephen Pedroff. We have an employment agreement with Stephen Pedroff, our Vice President, Marketing Communications, which among other things provides for the payment of severance in certain circumstances. Mr. Pedroff’s agreement provides that if his employment with us is terminated without cause, and provided that he executes our standard form or release agreement releasing any claims he may have against us, Mr. Pedroff will receive monthly severance payments, equal to  1/6 of his annual base salary and reimbursement for his continued

medical coverage until the earlier of (i) 6 months after his termination date or (ii) such time as he accepts an offer of employment or consulting relationship which constitutes the equivalent of a full-time position.

Lynn Saccoliti. We have an employment agreement with Lynn Saccoliti, our Vice President, Reimbursement Affairs, which among other things provides for the payment of severance in certain circumstances. Ms. Saccoliti’s agreement provides that if her employment with us is terminated without cause, and provided that she executes our standard form or release agreement releasing any claims she may have against us, Ms. Saccoliti will receive monthly severance payments, equal to  1/6 of her annual base salary and reimbursement for her continued medical coverage until the earlier of (i) 6 months after her termination date or (ii) such time as she accepts an offer of employment or consulting relationship which constitutes the equivalent of a full-time position.

Juan J. Soto. We have an employment agreement with Juan J. Soto, our Vice President, International Sales, which among other things provides for the payment of severance in certain circumstances. Mr. Soto’s agreement provides that if his employment with us is terminated without cause, Mr. Soto will receive monthly severance payments, equal to  1/6 of his annual base salary until the earlier of (i) 6 months after his termination date or (ii) such time as he obtains alternative full-time employment. Mr. Soto is also a party to our standard form of change of control agreement that is described in more detail below.

Donald Stewart. We have an employment agreement with Donald Stewart, our Vice President, Finance and Administration, and Chief Financial Officer, which among other things provides for the payment of severance in certain circumstances. Mr. Stewart’s agreement provides that if his employment with us is terminated without cause on or prior to August 18, 2004, and provided that he executes our standard form or release agreement releasing any claims he may have against us, Mr. Stewart will receive monthly severance payments, equal to  1/12 of his annual base salary and reimbursement for his continued medical coverage until the earlier of (i) 12 months after his termination date or (ii) such time as he accepts an offer of employment or consulting relationship which constitutes the equivalent of a full-time position. Mr. Stewart’s agreement provides that if his employment with us is terminated without cause after August 18, 2004, and provided that he executes our standard form or release agreement releasing any claims he may have against us, Mr. Stewart will receive monthly severance payments, equal to  1/6 of his annual base salary and reimbursement for his continued medical coverage until the earlier of (i) 6 months after his termination date or (ii) such time as he accepts an offer of employment or consulting relationship which constitutes the equivalent of a full-time position.

Darrin Uecker. We have an employment agreement with Darrin Uecker, our Chief Technology Officer, which among other things provides for the payment of severance in certain circumstances. Mr. Uecker’s agreement provides that if his employment with us is terminated without cause, and provided that he executes our standard form or release agreement releasing any claims he may have against us, Mr. Uecker will receive monthly severance payments, equal to  1/6 of his annual base salary and reimbursement for his continued medical coverage until the earlier of (i) 6 months after his termination date or (ii) such time as he accepts an offer of employment or consulting relationship which constitutes the equivalent of a full-time position.

Change of Control Agreements

We have entered into change of control agreements with our officers that provide the following benefits upon the sale or merger of the Company. In the event that we consummate a change of control transaction, 50% of any unvested options held by our officers shall become fully vested and immediately exercisable and repurchase rights retained by us with respect to 50% of the restricted stock held by our officers shall immediately lapse. In addition, on each one month anniversary following the effective date of a change of control transaction,  1/12th of the remaining unvested options held by our officers shall become fully vested and immediately exercisable and repurchase rights retained by us with respect to  1/12th of any remaining restricted stock held by our officers shall immediately lapse.

If the officer is involuntarily terminated within 12 months after the change of control transaction, all unvested options held by our officers shall become fully vested and immediately exercisable and all repurchase rights retained by us with respect to the restricted stock held by our officers shall immediately lapse. If the officer voluntarily resigns or is terminated for cause after the change of control, then the officer is not entitled to any acceleration of the vesting of options or lapse of repurchase rights with respect to restricted stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return data for the Company’s stock since July 27, 2000 (the date on which the Company’s stock was first registered under Section 12 of the Securities Exchange Act of 1934, as amended) to the cumulative return over such period of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Medical Equipment Index. The graph assumes that $100 was invested on July 27, 2000, the date on which the Company completed the initial public offering of its common stock, in the common stock of the Company and in each of the comparative indexes. The graph further assumes that such amount was initially invested in the common stock of the Company at a per share price of $12.00, the price to which such stock was first offered to the public by the Company on the date of its initial public offering, and reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 12 MONTH CUMULATIVE TOTAL RETURN*

AMONG RITA MEDICAL SYSTEMS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

* $100 invested on 7/27/00 in stock or index, including reinvestment of dividends. Fiscal years ending December 31.

Rita Medical Systems, Inc.

	Cumulative Total Return
	7/27/00	12/31/00	12/31/01	12/31/02	12/31/03
Rita Medical Systems, Inc.	100.00	70.83	55.58	42.08	37.08
Nasdaq Stock Market (U.S.)	100.00	63.93	50.74	35.08	52.45
Nasdaq Medical Equipment	100.00	86.84	95.40	77.21	114.19

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of the Company’s common stock, as to (i) each person who is known to the Company to beneficially own more than 5% of the Company’s common stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers (as defined below), and (iv) all directors and executive officers as a group. The information set forth below is as of March 31, 2004.

5% Stockholders, Directors, Executive Officers and Directors and Executive Officers as a Group	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock (1)(2)
Entities Affiliated with Apax Partners, Inc. (3) 2100 Geng Road, Suite 150 Palo Alto, CA 94303	1,963,635	10.9%
Entities Affiliated with Morgan Stanley Venture Partners (4) 3000 Sand Hill Road Building 4, Suite 250 Menlo Park, CA 94025	1,636,362	9.1%
Entities Affiliated with Perkins Capital Management Inc. (5) 730 East Lake Street Wayzta, MN 55391	1,137,250	6.3%
Entities Affiliated with SF Capital Partners, Ltd. (6) 3600 South Lake Drive St. Francis, WI 53235	1,136,363	6.3%
Scott Halsted (7)	1,653,362	9.2%
Donald Steward (8)	176,631	*
Trent Reutiman (9)	75,554	*
Vincent Bucci (10)	71,000	*
Randy Lindholm (11)	50,832	*
John Gilbert (12)	42,000	*
Lynn Saccoliti (13)	25,000	*
Stephen Pedroff (14)	16,667	*
Juan J. Soto (15)	16,667	*
Wesley E. Johnson (16)	6,561	*
Joseph DeVivo	—	*
Darrin Uecker	—	*
Barry Cheskin (17)	—	*
Stephen Williams (18)	2,814	*
Kenneth Waters (19)	—	*
All directors and executive officers as a group (15 persons) (20)	2,137,088	11.9%

*	Less than 1%
(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 2004 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership calculations for 5% stockholders are based on publicly filed Schedules 13D or 13G, which 5% stockholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2003.

(3)	Includes 1,607,489 shares, 336,623 shares and 19,523 shares held by APA Excelsior V, L.P., The P/A Fund III, L.P. and Patricof Private Investment Club II, respectively.
(4)	Includes 1,435,988 shares, 137,874 shares and 62,500 shares held by Morgan Stanley Venture Partners III, L.P., Morgan Stanley Venture Investors III, L.P. and The Morgan Stanley Venture Partners Entrepreneur Fund L.P., respectively. Scott Halsted, a director of the Company, is a general partner of Morgan Stanley Venture Partners. Mr. Halsted disclaims beneficial ownership of the shares held by these entities except to the extent of his proportional interest in the entities.
(5)	Includes 209,000 shares as to which Perkins Capital Management, Inc. has sole power to vote or to direct the vote, and an additional 928,250 shares beneficially owned by Perkins Capital Management, Inc.
(6)	The foregoing amount of shares and percentage represent the combined indirect holdings of Michael A. Roth and Brian J. Stark, as joint filers. All of the foregoing shares are held directly by SF Capital Partners, Ltd., a British Virgin Islands company. Messrs. Roth and Stark are the founding members and direct the management of Staro Asset Management, L.L.C., a Wisconsin limited liability company, which (i) acts as investment manager and has sole power to direct the management of Shepherd Investments International, Ltd., a British Virgin Islands corporation, and (ii) acts as general partner and has sole power to direct the management of Stark Investments Limited Partnership, a Wisconsin limited partnership, which serves as the general partner of Stark Trading, a Wisconsin general partnership. Shepherd Investments International, Ltd. and Stark Trading are the controlling owners of SF Capital Partners, Ltd. Through Staro, Messrs. Roth and Stark possess sole voting and disputive power over all of the foregoing shares.
(7)	Includes 1,435,988 shares, 137,874 shares and 62,500 shares held by Morgan Stanley Venture Partners III, L.P., Morgan Stanley Venture Investors III, L.P. and The Morgan Stanley Venture Partners Entrepreneur Fund L.P., respectively. Scott Halsted, a director of the Company, is a general partner of Morgan Stanley Venture Partners. Mr. Halsted disclaims beneficial ownership of the shares held by these entities except to the extent of his proportional interest in the entities. The figure shown further includes 17,000 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004, such options being awarded to Mr. Halsted in consideration for his duties as a director of the Company.
(8)	Includes 131,431 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004.
(9)	Includes 74,127 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004.
(10)	Includes 53,876 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004.
(11)	Includes 30,832 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004.
(12)	Includes 42,000 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004.
(13)	Includes 25,000 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004.
(14)	Includes 16,667 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004.
(15)	Includes 16,667 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004.
(16)	Includes 6,561 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004.
(17)	Mr. Cheskin resigned from his positions with the Company in May 2003.
(18)	Mr. Williams resigned from his position with the Company in November 2003.
(19)	Mr. Waters resigned from his position with the Company in July 2003.
(20)	Includes 414,160 shares issuable upon exercise of options exercisable within 60 days after March 31, 2004.

Change of Control Agreements

We have entered into change of control agreements with our officers that provide the following benefits upon the sale or merger of the Company. In the event that we consummate a change of control transaction, 50% of any unvested options held by our officers shall become fully vested and immediately exercisable and repurchase rights retained by us with respect to 50% of the restricted stock held by our officers shall immediately lapse. In addition, on each one month anniversary following the effective date of a change of control transaction,  1/12th of the remaining unvested options held by our officers shall become fully vested and immediately exercisable and repurchase rights retained by us with respect to  1/12th of any remaining restricted stock held by our officers shall immediately lapse.

If the officer is involuntarily terminated within 12 months after the change of control transaction, all unvested options held by our officers shall become fully vested and immediately exercisable and all repurchase rights retained by us with respect to the restricted stock held by our officers shall immediately lapse. If the officer voluntarily resigns or is terminated for cause after the change of control, then the officer is not entitled to any acceleration of the vesting of options or lapse of repurchase rights with respect to restricted stock.

Item 13.	Certain Relationships and Related Party Transactions

Indemnification of Directors and Executive Officers

We have entered into indemnification agreements with our officers and directors containing provisions which may require us, among other things, to indemnify our officers and directors against a number of liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Other Relationships

Vincent Bucci, a member of our Board, is the President of Health Policy Associates, Inc. In 2003, Health Policy Associates, Inc. provided consulting services to us in a variety of areas related to U.S. Food and Drug Administration regulations including clinical studies, regulatory affairs and quality assurance and was paid approximately $55,000.

Randy Lindholm, a member of our Board, began providing consulting services to us in April 2003 pursuant to a consulting agreement that was amended in August 2003. During 2003, we paid Mr. Lindholm approximately $164,000 in fees for his consulting services. In addition, in connection with these consulting services, Mr. Lindholm was granted options to purchase an aggregate of 35,000 shares of the Company’s common stock: 25,000 of the shares vest at a rate of  1/48th per month from April 25, 2003 and 10,000 of the shares vest at a rate of  1/24th per month from August 5, 2003. From January 1, 2004 through June 30, 2004, Mr. Lindholm will be available to us for two days per month and will be paid a fee of $3,000 per day of service. If we request additional days of services, Mr. Lindholm will be paid $5,000 per additional day of service per month.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the expenses we incurred with PricewaterhouseCoopers LLP, our independent auditor and principal accountant, for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002.

	Year ended December 31,
Fee Category	2003	2002
Audit Fees	$191,300	$165,750
Audit-Related Fees	7,500	—
Tax Fees	16,746	113,275
All Other Fees	—	—

Total Fees	$215,546	$279,025

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.

All Other Fees. Consists of fees for products or services other than those described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(c) Exhibits:

Number	Description

2.1(1)	Form of Agreement and Plan of Merger between the Registrant and RITA Medical Systems, Inc., a Delaware corporation.

3.2(1)	Amended and Restated Certificate of Incorporation of RITA Medical Systems, Inc., a Delaware corporation.

3.4(1)	Amended and Restated Bylaws of RITA Medical System, Inc.

4.1(2)	Preferred Shares Rights Agreement, dated as of July 31, 2001, between RITA Medical Systems, Inc. and U.S. Stock Transfer Corporation, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2(7)	Stock Purchase Agreement with SF Capital Partners Ltd., dated January 24, 2003.

4.3(7)	Stock Purchase Agreement with RIVERVIEW GROUP, LLC, dated January 24, 2003.

4.4(7)	Stock Purchase Agreement with BAYSTAR CAPITAL GROUP II, dated January 24, 2003.

4.5(7)	Stock Purchase Agreement with BAYSTAR INTERNATIONAL II, Ltd., dated January 24, 2003.

10.1(1)	Sixth Amended and Restated Shareholder Rights Agreement dated June 20, 2000 by and among the Registrant and certain security holders.

10.2(1)	1994 Incentive Stock Plan (as amended) and form of option agreement.

10.3(4)	2000 Stock Plan (as amended) and form of option agreement.

#10.4(4)	2000 Directors’ Stock Option Plan (as amended) and form of option agreement.

10.5(1)	2000 Employee Stock Purchase Plan and form of subscription agreement.

10.6(a)(1)	Master Lease Agreement with Brown Mountain View Joint Venture dated July 12, 1994 and extension of Master Lease Agreement dated May 12, 1999.

#10.7(1)	Form of Indemnification Agreement between the Registrant and its officers and directors.

#10.11(1)	Form of Change of Control Agreement entered into between the Company and it officers.

*10.13(1)	Distribution Agreement with Nissho Iwai Corporation (now named ITX Corporation) for South Korea dated March 12, 1999.

*10.15(1)	Manufacturing Agreement with Plexus Corporation dated February 17, 2000.

*10.16(1)	Manufacturing Agreement with Apical Instruments dated February 23, 2000.

*10.18(3)	Amendment of Distribution Agreement with Nissho Iwai Corporation (now named ITX Corporation) for Japan dated May 11, 2001.

*10.19(5)	Distribution Agreement with MDH s.r.l. Forniture Ospedaliene for Italy dated December 31, 2001.

10.22(5)	Amendment to Master Lease Agreement with Brown Mountain View Joint Venture dated June 4, 2001.

#10.23(6)	Form of Change of Control Agreement entered into between the Company, Trent Reutiman on November 16, 2001, between the Company and Donald Stewart on April 16, 2001.

#10.25(6)	Form of Indemnification Agreement between the Company, Trent Reutiman on November 16, 2001, and between the Company and Donald Stewart on April 16, 2001.

Number	Description

**10.32(8)	Litigation settlement agreement, dated April 4, 2003, between RITA Medical Systems, Inc., RadioTherapeutics Corporation, Boston Scientific Corporation, Scimed Life Systems, Inc., The Board of Regents of the University of Nebraska, Unemed Corporation, University of Kansas
d/b/a University of Kansas Medical Center and University of Kansas Medical Center Research Institute.

#10.33(8)	Form of Indemnification Agreement between the Company and Randy Lindholm on April 25, 2003 and between the Company and Lynn Saccoliti on May 1, 2003.

10.34(8)	Consulting Agreement with Randy Lindholm dated April 25, 2003.

#10.35(8)	Amendment to Offer Letter to Donald Stewart dated as of May 1, 2003.

#10.36(8)	Offer letter to Lynn Saccoliti dated as of May 1, 2003.

#10.37(9)	Amended and Restated Consulting Agreement with Randy Lindholm dated August 5, 2003.

#10.38(9)	Form of Indemnification Agreement between the Company and Joseph DeVivo dated August 18, 2003, Wes Johnson dated August 5, 2003, Stephen Pedroff dated September 2, 2003 and Darrin Uecker dated January 12, 2004.

#10.39(9)	Form of Change of Control Agreement entered into between the Company and Joseph DeVivo dated August 18, 2003, Stephen Pedroff dated September 10, 2003 and Darrin Uecker dated January 12, 2004.

#10.40(9)	Offer letter between the Company and Joseph DeVivo dated July 23, 2003.

#10.41(9)	Offer letter between the Company and Stephen Pedroff dated August 22, 2003.

#10.42(10)	Change of Control Agreement entered into between the Company and Juan J. Soto dated as of September 3, 2003.

#10.43(10)	Contract of Employment between RITA Medical Systems Netherlands BV of DeBoelelaan 7 and Juan J. Soto dated October 15, 2003.

#10.44(10)	Indemnification Agreement between the Company and Juan J. Soto dated November 1, 2003.

#10.45(10)	Offer letter between the Company and Darrin Uecker dated January 9, 2004.

14.1	Code of Ethics

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1(10)	Power of Attorney.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

*	Confidential treatment granted with respect to certain portions of this Exhibit.
**	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to our registration statement on Form S-1 (File No. 333-36160) initially filed with the SEC on May 3, 2000.
(2)	Incorporated by reference to our registration statement on Form 8-A (File No. 000-30959) filed with the SEC on August 7, 2001.
(3)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on August 8, 2001.

(4)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on November 14, 2001.
(5)	Incorporated by reference to our report on Form 10-K (File No. 000-30959) filed with the SEC on March 28, 2002.
(6)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on May 15, 2002.
(7)	Incorporated by reference to our report on Form S-3 (File No. 333-102896) filed with the SEC on January 31, 2003.
(8)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on August 13, 2003.
(9)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on November 13, 2003.
(10)	Incorporated by reference to our report on Form 10-K (File No. 000-30959) filed with the SEC on March 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC.

Date: April 29, 2004	By:	/S/ JOSEPH DEVIVO

Joseph DeVivo President, Chief Executive Officer and Director

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH DEVIVO Joseph DeVivo	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2004

/S/ DONALD STEWART Donald Stewart	Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)	April 29, 2004

/S/ VINCENT BUCCI* Vincent Bucci	Director	April 29, 2004

/S/ RANDY LINDHOLM* Randy Lindholm	Director	April 29, 2004

/S/ JOHN GILBERT* John Gilbert	Director	April 29, 2004

/S/ SCOTT HALSTED* Scott Halsted	Director	April 29, 2004

/S/ WESLEY JOHNSON* Wesley Johnson	Director	April 29, 2004

* /S/ JOSEPH DEVIVO Joseph DeVivo, Attorney-in-Fact		April 29, 2004

Index to Exhibits

Number		Description

2.1	(1)	Form of Agreement and Plan of Merger between the Registrant and RITA Medical Systems, Inc., a Delaware corporation.

3.2	(1)	Amended and Restated Certificate of Incorporation of RITA Medical Systems, Inc., a Delaware corporation.

3.4	(1)	Amended and Restated Bylaws of RITA Medical System, Inc.

4.1	(2)	Preferred Shares Rights Agreement, dated as of July 31, 2001, between RITA Medical Systems, Inc. and U.S. Stock Transfer Corporation, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2	(7)	Stock Purchase Agreement with SF Capital Partners Ltd., dated January 24, 2003.

4.3	(7)	Stock Purchase Agreement with RIVERVIEW GROUP, LLC, dated January 24, 2003.

4.4	(7)	Stock Purchase Agreement with BAYSTAR CAPITAL GROUP II, dated January 24, 2003.

4.5	(7)	Stock Purchase Agreement with BAYSTAR INTERNATIONAL II, Ltd., dated January 24, 2003.

10.1	(1)	Sixth Amended and Restated Shareholder Rights Agreement dated June 20, 2000 by and among the Registrant and certain security holders.

10.2	(1)	1994 Incentive Stock Plan (as amended) and form of option agreement.

10.3	(4)	2000 Stock Plan (as amended) and form of option agreement.

#10.4	(4)	2000 Directors’ Stock Option Plan (as amended) and form of option agreement.

10.5	(1)	2000 Employee Stock Purchase Plan and form of subscription agreement.

10.6(a)(1)		Master Lease Agreement with Brown Mountain View Joint Venture dated July 12, 1994 and extension of Master Lease Agreement dated May 12, 1999.

#10.7	(1)	Form of Indemnification Agreement between the Registrant and its officers and directors.

#10.11	(1)	Form of Change of Control Agreement entered into between the Company and it officers.

*10.13	(1)	Distribution Agreement with Nissho Iwai Corporation (now named ITX Corporation) for South Korea dated March 12, 1999.

*10.15	(1)	Manufacturing Agreement with Plexus Corporation dated February 17, 2000.

*10.16	(1)	Manufacturing Agreement with Apical Instruments dated February 23, 2000.

*10.18	(3)	Amendment of Distribution Agreement with Nissho Iwai Corporation (now named ITX Corporation) for Japan dated May 11, 2001.

*10.19	(5)	Distribution Agreement with MDH s.r.l. Forniture Ospedaliene for Italy dated December 31, 2001.

10.22	(5)	Amendment to Master Lease Agreement with Brown Mountain View Joint Venture dated June 4, 2001.

#10.23	(6)	Form of Change of Control Agreement entered into between the Company, Trent Reutiman on November 16, 2001, between the Company and Donald Stewart on April 16, 2001.

#10.25	(6)	Form of Indemnification Agreement between the Company, Trent Reutiman on November 16, 2001, and between the Company and Donald Stewart on April 16, 2001.

Number		Description

**10.32	(8)	Litigation settlement agreement, dated April 4, 2003, between RITA Medical Systems, Inc., RadioTherapeutics Corporation, Boston Scientific Corporation, Scimed Life Systems, Inc., The Board of Regents of the University of Nebraska, Unemed Corporation, University of Kansas d/b/a University of Kansas Medical Center and University of Kansas Medical Center Research Institute.

#10.33	(8)	Form of Indemnification Agreement between the Company and Randy Lindholm on April 25, 2003 and between the Company and Lynn Saccoliti on May 1, 2003.

10.34	(8)	Consulting Agreement with Randy Lindholm dated April 25, 2003.

#10.35	(8)	Amendment to Offer Letter to Donald Stewart dated as of May 1, 2003.

#10.36	(8)	Offer letter to Lynn Saccoliti dated as of May 1, 2003.

#10.37	(9)	Amended and Restated Consulting Agreement with Randy Lindholm dated August 5, 2003.

#10.38	(9)	Form of Indemnification Agreement between the Company and Joseph DeVivo dated August 18, 2003, Wes Johnson dated August 5, 2003, Stephen Pedroff dated September 2, 2003 and Darrin Uecker dated January 12, 2004.

#10.39	(9)	Form of Change of Control Agreement entered into between the Company and Joseph DeVivo dated August 18, 2003, Stephen Pedroff dated September 10, 2003 and Darrin Uecker dated January 12, 2004.

#10.40	(9)	Offer letter between the Company and Joseph DeVivo dated July 23, 2003.

#10.41	(9)	Offer letter between the Company and Stephen Pedroff dated August 22, 2003.

#10.42	(10)	Change of Control Agreement entered into between the Company and Juan J. Soto dated as of September 3, 2003.

#10.43	(10)	Contract of Employment between RITA Medical Systems Netherlands BV of DeBoelelaan 7 and Juan J. Soto dated October 15, 2003.

#10.44	(10)	Indemnification Agreement between the Company and Juan J. Soto dated November 1, 2003.

#10.45	(10)	Offer letter between the Company and Darrin Uecker dated January 9, 2004.

14.1		Code of Ethics

23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	(10)	Power of Attorney.

31.1		Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

*	Confidential treatment granted with respect to certain portions of this Exhibit.
**	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to our registration statement on Form S-1 (File No. 333-36160) initially filed with the SEC on May 3, 2000.

(2)	Incorporated by reference to our registration statement on Form 8-A (File No. 000-30959) filed with the SEC on August 7, 2001.
(3)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on August 8, 2001.
(4)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on November 14, 2001.
(5)	Incorporated by reference to our report on Form 10-K (File No. 000-30959) filed with the SEC on March 28, 2002.
(6)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on May 15, 2002.
(7)	Incorporated by reference to our report on Form S-3 (File No. 333-102896) filed with the SEC on January 31, 2003.
(8)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on August 13, 2003.
(9)	Incorporated by reference to our report on Form 10-Q (File No. 000-30959) filed with the SEC on November 13, 2003.
(10)	Incorporated by reference to our report on Form 10-K (File No. 000-30959) filed with the SEC on March 15, 2004.