Form 10-Q
period 2004-03-31
RITA MEDICAL SYSTEMS INC
filed 2004-05-07
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004, there were 18,015,427 shares of the registrant’s Common Stock outstanding.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,122	$4,580
Marketable securities	1,726	4,022
Accounts and note receivable, net	3,006	2,990
Inventories	1,777	2,192
Prepaid and other current assets	796	1,028

Total current assets	13,427	14,812
Long term marketable securities	264	933
Long term note receivable, net	315	338
Property and equipment, net	905	1,089
Intangible assets	4,673	4,814
Other assets	47	47

Total assets	$19,631	$22,033

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$736	$757
Accrued liabilities	1,751	2,169

Total current liabilities	2,487	2,926
Deferred maintenance revenue, less current portion	25	23

Total liabilities	2,512	2,949

Stockholders’ equity
Common stock	18	18
Additional paid-in capital	98,241	98,037
Accumulated other comprehensive income	3	2
Accumulated deficit	(81,143)	(78,973)

Total stockholders’ equity	17,119	19,084

Total liabilities and stockholders’ equity	$19,631	$22,033

The accompanying notes are an integral part of the condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended March 31,
	2004	2003
Sales	$4,644	$4,497
Cost of goods sold	1,615	1,574

Gross profit	3,029	2,923

Operating expenses:
Research and development	843	1,358
Selling, general and administrative	4,366	4,564

Total operating expenses	5,209	5,922

Loss from operations	(2,180)	(2,999)
Interest income and other expense, net	10	75

Net loss	$(2,170)	$(2,924)

Net loss per common share, basic and diluted	$(0.12)	$(0.17)

Shares used in computing net loss per common share, basic and diluted	17,998	17,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,170)	$(2,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	331
Loss on disposal of property and equipment	13	—
Revaluation of common stock warrants for services received	—	(26)
Amortization of stock-based compensation	107	—
Allowance for doubtful accounts	27	66
Provision for obsolete inventories	86	38
Changes in operating assets and liabilities:
Accounts and note receivable	(43)	(165)
Inventories	329	340
Prepaid and other current assets	232	165
Accounts payable and accrued liabilities	(439)	(674)
Deferred maintenance revenue	2	—

Net cash used in operating activities	(1,446)	(2,849)

Cash flows from investing activities:
Purchase of property and equipment	(98)	(233)
Purchase of marketable securities	(4)	(143)
Sales and maturities of marketable securities	2,970	4,367
Capitalization of patent litigation costs	—	(602)
Note receivable and other assets	23	35

Net cash provided by investing activities	2,891	3,424

Cash flows from financing activities:
Proceeds from issuance of common stock	97	8,556

Net cash provided by financing activities	97	8,556

Net increase in cash and cash equivalents	1,542	9,131
Cash and cash equivalents at beginning of period	4,580	6,888

Cash and cash equivalents at end of period	$6,122	$16,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by RITA Medical Systems, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. However, interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2003 contained in the Company’s annual report on Form 10-K.

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

The reconciliation of total weighted average outstanding common shares to shares used in determining net loss per share is as follows (in thousands):

	Three months ended March 31,
	2004	2003
Weighted average shares of common stock outstanding	17,998	17,235
Less: weighted-average shares subject to repurchase	—	(12)

Weighted average shares used in basic and diluted net loss per common share	17,998	17,223

The following numbers of shares represented by options and warrants (prior to application of the treasury stock method) and shares subject to repurchase were excluded from the computation of diluted net loss per share as their effect was antidilutive (in thousands):

	March 31,
	2004	2003
Effect of potentially dilutive securities:
Unvested common stock subject to repurchase	—	12
Options	2,743	2,474
Warrants	25	25

Total potentially dilutive securities excluded from the computation of net loss per common share as their effect was antidilutive	2,768	2,511

3.    Balance sheet components—Inventories

The components of the Company’s inventories at March 31, 2004 and December 31, 2003, respectively, were as follows (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$554	$719
Work-in-process	105	214
Finished goods	1,118	1,259

	$1,777	$2,192

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

The following table illustrates the effect on net loss and net loss per common share for the three month periods ended March 31, 2004 and 2003, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation granted under all of the stock option plans and the Employee Stock Purchase Plan (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(2,170)	$(2,924)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(809)	(681)

Net loss, pro-forma	$(2,979)	$(3,605)

Basic and diluted net loss per common share:
As reported	$(0.12)	$(0.17)
Pro-forma	$(0.17)	$(0.21)

The determination of stock-based employee compensation, as relating to stock option plans, under the fair value based method used the following weighted average assumptions:

	Three months ended March 31,
	2004	2003
Volatility	75%	79%
Risk-free interest rate	3.13%	2.81%
Expected life	5 years	5 years
Expected dividends	0%	0%

The corresponding assumptions for the Employee Stock Purchase Plan were as follows:

	Three months ended March 31,
	2004	2003
Volatility	60%	70%
Risk-free interest rate	1.01%	3.15%
Expected life	0.5 years	1.3 years
Expected dividends	0%	0%

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

6.    Intangible assets and related amortization

The Company’s intangible assets and related accumulated amortization at March 31, 2004 and December 31, 2003, respectively, were as follows (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized patent defense litigation costs	$2,755	$(412)	$2,755	$(351)
Capitalized patent license agreements	2,650	(320)	2,650	(240)

	$5,405	$(732)	$5,405	$(591)

Aggregate amortization expense for the three months ended March 31, 2004, and estimated amortization expense for the nine months ended December 31, 2004 and each of the five years ended December 31, 2005 through 2009 is as follows (in thousands):

Aggregate amortization expense:
For the three months ended March 31, 2004	$141

Estimated amortization expense:
For the nine months ended December 31, 2004	$422
For the twelve months ended December 31, 2005	$563
For the twelve months ended December 31, 2006	$563
For the twelve months ended December 31, 2007	$563
For the twelve months ended December 31, 2008	$563
For the twelve months ended December 31, 2009	$563

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results” and those appearing elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Management relies on certain statistical measurements to assess trends in sales growth and the effectiveness of our selling strategies. The following table, derived from our Consolidated Statements of Operations and other unaudited data for the three months ended March 31, 2004 and 2003, and for the years ended December 31, 2003, 2002 and 2001, sets forth some of these measurements:

	Three months ended March 31,		Years ended December 31,
	2004	2003	2003	2002	2001
Total sales (in thousands)	$4,644	$4,497	$16,607	$17,393	$14,791

Percentage of sales: United States	79%	71%	80%	74%	54%
Percentage of sales: International	21%	29%	20%	26%	46%

Percentage of sales: Disposable products	94%	88%	88%	75%	78%
Percentage of sales: Hardware products	6%	12%	12%	25%	22%

Gross margin	65%	65%	63%	60%	59%

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

All of our revenue is derived from the sale of our disposable devices and radiofrequency generators. As the number of customers using our products grows, we expect that the percentage of sales related to disposable products will grow relative to that of hardware products, although we have, in the past, seen temporary deviations from this trend as a result of large hardware shipments to international distributors. Since our disposable products are self-manufactured and more profitable than our vendor-source d hardware products, a growing percentage of disposable product sales is favorable to the Company. In 2004, we will continue to focus on expanding our base of customers and on increasing usage of our disposable products in our established accounts. As a result, we expect revenue from the sale of our higher-margin disposable devices to grow faster than revenue from the sale of our generators. We have, in the past, experienced supply shortages that limited our sales. We are not currently experiencing such shortages and do not expect shortages in the future, although there cannot be complete assurance to this effect.

To date, essentially all of our revenue has come from products sold in the treatment of cancerous liver tumors. In 2002, however, we began to see some additional nominal revenue from the use of the RITA system sold for the treatment of patients with metastatic bone tumors. Our sales from devices used in bone tumor procedures remained small in 2003 and the first quarter of 2004, but we expect that the January 2004 approval of a reimbursement code for bone procedures will have a favorable impact going forward. We are conducting research and clinical trials in other organs that may lead to additional sources of revenue in future years, although there can be no assurances that such additional revenue will materialize.

Our manufacturing costs consist of raw materials, including generators and ancillary hardware components produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Our manufacturing costs are volume-dependent, and our unit costs should decrease as our production volumes increase. We also have the opportunity to reduce the cost of our vendor-supplied hardware products through higher order volumes or product redesign. Besides manufacturing costs, our cost of goods sold for 2003 and the three months ended March 31, 2004 reflects amortization of capitalized license fees associated with the April 2003 settlement of our patent litigation dispute with Boston Scientific Corporation. We expect these amortization charges to continue through 2015. Further, our cost of goods sold also includes provisions to our reserve for obsolete inventory. Technology in our marketplace has evolved rapidly and we have, from time to time, recognized relatively high expenses related to obsolete inventory as our product line has changed. We may experience similar product changes and related obsolete inventory provisions in the future, although we generally expect only modest impacts from such provisions.

Our gross margins reflect our selling prices, our domestic / international mix percentages, our product mix percentages, our production volumes, the costs we pay for vendor manufactured product and our provisions for obsolete inventory. Our gross margin for the three months ended March 31, 2004 was 65%, as was our gross margin for the three months ended March 31, 2003. In 2004, we expect modest improvement in our gross margin rate, based on projected improvements in domestic / international and product sales mix, lower manufacturing costs and relatively modest provisions for obsolete inventory.

In addition to the selling statistics discussed above, management relies on certain measurements to assess the effectiveness of our operations. The following tables sets forth some of these measurements, derived from our Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited), our Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, our Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 (unaudited), and our Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001:

	Three months ended March 31,		Years ended December 31,
	2004	2003	2003	2002	2001
Research and development expense	$843	$1,358	$4,294	$5,052	$6,489
Selling, general and administrative expense	4,366	4,564	17,418	19,366	16,646

Total operating expenses	$5,209	$5,922	$21,712	$24,418	$23,135

		March 31, 2004	December 31,
			2003	2002	2001
Cash and cash equivalents		$6,122	$4,580	$6,888	$7,297
Marketable securities, current and long term		1,990	4,955	5,947	16,240

Total cash and marketable securities		$8,112	$9,535	$12,835	$23,537

If we are to become profitable, we must continue to manage our operating expenses. Our operating expenses consist of product development costs, clinical trial expenses, patent litigation expenses, sales and marketing expenses related to our selling efforts in the United States and Europe, and administrative expenses, including the costs associated with our status as a public company, professional service expenses and our provisions for uncollectible accounts. Changes in these expenses are determined by the breadth of our new product development portfolio, the number of headcount we maintain in our selling and administrative functions, the scope of our marketing efforts, the costs we incur in defense of our patents and intellectual property rights and the extent to which credit issues and economic conditions constrain our ability to collect our receivables. For the three months ended March 31, 2004, research and development expense was 38% lower than in the three months ended March 31, 2003 as a result of a $0.3 million reduction in patent litigation expense and a $0.2 million reduction in clinical trial activity. Selling, general and administrative expense for the three months ended March 31, 2004 was 4%, or $0.2 million, lower than in the three months ended March 31, 2003. This decrease reflected $0.7 million in lower expenses, due to lower headcount, in our domestic sales group, offset by a $0.5 million increase in marketing and administrative expenses. In 2004, we expect a modest increase in research expenditures, reflecting the ongoing need to develop innovative technology, but little or no growth in selling, general and administrative expense.

In addition to management of our operating expenses, we must continue to conserve our cash and / or raise additional cash. Our combined total of cash, cash equivalents and marketable securities was $8.1 million as of March 31, 2004, down from $9.5 million as of December 31, 2003. Our net cash used in operating activities for the three months ended March 31, 2004 was $1.4 million. We believe we have sufficient cash on hand for at least 12 months of operations.

We incurred a net loss of $2.2 million for the three months ended March 31, 2004 compared to $2.9 million for the three months ended March 31, 2003. Due to the costs associated with research and development programs and our sales and marketing efforts, we expect to incur net losses throughout 2004. Profitability depends on our success in expanding product usage in our current markets and in developing new markets. To the extent current or new markets do not materialize in accordance with our expectations, our sales and profitability could be lower than expected and we may be unable to achieve or sustain profitability.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2003. No changes in these policies and estimates have occurred during the three months ended March 31, 2004.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations for the current quarter ended March 31, 2004 and the four preceding fiscal quarters:

	Q1 2004	Q4 2003	Q3 2003	Q2 2003	Q1 2003
Domestic sales	79%	83%	86%	81%	71%
International sales	21%	17%	14%	19%	29%

Total sales	100%	100%	100%	100%	100%
Cost of goods sold	35%	39%	32%	42%	35%

Gross profit	65%	61%	68%	58%	65%

Operating expenses:
Research and development	18%	21%	25%	26%	30%
Selling, general and administrative	94%	94%	109%	117%	102%

Total operating expenses	112%	115%	134%	143%	132%
Loss from operations	(47%)	(54%)	(66%)	(85%)	(67%)
Interest income and other expense, net	0%	0%	1%	1%	2%

Net loss	(47%)	(54%)	(65%)	(84%)	(65%)

Three months ended March 31, 2004 and 2003

For the three months ended March 31, 2004, sales totaled $4.6 million, an increase of 3% over sales of $4.5 million in the three months ended March 31, 2003. Our domestic sales for the first quarter of 2004 grew 15%, $0.5 million, to $3.7 million, compared to $3.2 million in the prior period. The increase in domestic sales reflects increases in our installed customer base and in higher product utilization by our customers. Our international sales for the first quarter of 2004 decreased 25%, or $0.3 million, to

$1.0 million, compared to $1.3 million in the prior period. Our international sales results reflect negligible sales to our Japanese distributor in the first quarter of 2004, compared to $0.5 million in the first quarter of 2003, which more than offset 24% higher sales to our remaining international distributors in Europe and Asia. For the quarter ended March 31, 2004, domestic sales represented 79% of total sales, compared to 71% in first quarter of 2003. Sales of our disposable products in the first quarter of 2004 grew by 10% compared with 2003 results, although hardware sales decreased 46%.

Cost of goods sold for the quarters ended March 31, 2004 and March 31, 2003 was $1.6 million. Our gross margin rate was 65% in both periods. We generally expect higher percentages of domestic sales and disposable sales to improve our gross margin rate, but in the first quarter of 2004 the effect of these factors was offset by $0.1 million amortization of capitalized license fees associated with the settlement of our patent litigation dispute with Boston Scientific Corporation. As this settlement was not effective until April 1, 2003, there were no similar amortization charges included in cost during the first quarter of 2003. We expect such amortization charges to continue through 2015.

Research and development expenses for the quarter ended March 31, 2 004 were $0.8 million, compared to $1.4 million in the first quarter of 2003. This decrease was due to $0.3 million in reduced expenses relating to patent litigation and lower expenses for clinical trial activity. We expect a modest increase in research program expenditures for 2004, driven by developmental charges associated with technical innovation of our products.

Selling, general and administrative expenses for the quarter ended March 31, 2004 were $4.4 million, compared to $4.6 million in the first quarter of 2003. Our domestic selling expenses decreased by $0.7 million, reflecting lower headcount in our U.S. based sales force. However, marketing expenses increased $0.2 million, reflecting higher headcount and program activity, and reimbursement and administrative expenses increased by $0.3 million. We expect our selling, general and administrative expense to show little or no growth in 2004, compared to 2003, reflecting the full-year impact of our 2003 organizational changes.

Interest income was negligible for the first quarter of 2004, down from $0.1 million in the first quarter of 2003, because average daily cash balances fell over the intervening twelve months as we utilized cash for operations. We had no interest expense in either period.

Liquidity and Capital Resources

Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. To a lesser extent, we also financed our operations through equipment financing and other loans (see below), which were fully repaid as of December 31, 2002. In January of 2003, we raised an additional $8.3 million, net of expenses, through a private placement of our common shares. As of March 31, 2004, we had $6.1 million of cash and cash equivalents, $2.0 million of marketable securities and $10.9 million of working capital.

For the three months ended March 31, 2004, net cash used in operating activities was $1.4 million principally due to our net loss of $2.2 million, offset by non-cash charges of $0.6 million, including depreciation and amortization, provisions to reserves for uncollectible accounts and inventory, and expenses associated with options granted to consultants. Approximately $0.1 million in cash was provided in the first quarter ended March 31, 2004 by changes in working capital accounts, with $0.3million in reduced inventory and $0.2 in reduced prepaid expenses offset by a $0.4 million reduction in accounts payable and accrued liabilities. Our investing activities for the year were limited to the purchase of property and equipment in the amount of $0.1 million. Maturities and (net) sales of investment instruments provided $3.0 million in cash in support of operations. Financing activities for the year provided $0.1 million in cash, generally through the issuance of common stock in conjunction with the exercise of stock options.

We have, from time to time, financed equipment through capital and operating leases. As of March 31, 2004, we had no future minimum payments due under capital leases. In March 2004, we extended the lease on our primary facility through January 2005, affecting our future minimum payments due under operating lease, which are now as follows (in thousands):

Payments due in 2004	$308
Payments due in 2005	24

Total of future minimum operating lease payments	$332

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Our net cash used in operating activities averaged $0.5 million per month for the year three months ended March 31, 2004. Net cash used in operating activities averaged $0.4 million per month for the last half of the 2003. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current balances of cash and cash equivalents, and the sale of marketable securities as necessary, will satisfy our cash requirements for at least the next 12 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to the Company and our stockholders.

Recent Accounting Pronouncements

Our annual report on Form 10-K for the fiscal year ended December 31, 2003 discussed recent accounting pronouncements that could potentially affect the Company’s financial results. During the three months ended March 31, 2004, there have been no additional accounting pronouncements that, in the opinion of management, have the potential to materially affect the Company’s financial results.

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

We incurred net losses of $2.2 million in the first quarter of 2004, $11.1 million in 2003, $13.5 million in 2002, $13.0 million in 2001, $12.8 million in 2000 and $7.5 million in 1999. At March 31, 2004, we had an accumulated deficit of $81.1 million. To become profitable we must increase our sales and continue to limit the growth of our operating expenses. If our sales do not grow, or if expenses grow excessively, we may not be able to achieve or maintain profitability in the future.

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

We are also aware of several companies in international markets that sell products that compete directly with ours. These companies are affecting our international market share and may erode that share in the future. In addition, one of these companies, Berchtold Corporation, has received FDA clearance for using radiofrequency energy to ablate soft tissue.

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

We are substantially dependent on a limited number of significant distributors in our international markets, and if we lose these distributors and fail to attract additional distributors, our international revenues could decline. ITX Corporation, formerly known as Nissho Iwai Corporation, is our primary distributor in Asia. Although it accounted for essentially none of our revenue in the first quarter of 2004, it accounted for 21% of our international revenues in 2003. M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, accounted for 45% of our international revenue in the first quarter of 2004 and 22% of our international revenues in 2003. International revenues accounted for 21% of our total revenues for the three months ended March 31, 2004, and these two distributors represented 45% of that total. For the year ended December 31, 2003, international revenues accounted for 20% of our total revenues and these distributors represented 43% of that total. The loss of either distributor or a significant decrease in unit purchases by either distributor could cause our revenues to decline substantially. If we are unable to attract additional international distributors, our international revenues may not grow.

Our relationships with third-party distributors could negatively affect our sales.

We sell our products in international markets through third-party distributors over whom we have limited control, and, if they fail to adequately support our products, our sales could decline. During the first quarter of 2003, we terminated our agreements with three of our international distributors and although we contracted with replacement distributors, we expended significant time and resources in doing so, and our sales in the three affected markets suffered during the transition period that we estimate ended September 30, 2003. If our distributors or we terminate other distributor agreements, we could incur similar or more burdensome expenses, we could expend significant time and resources in finding replacement distributors, and our sales could decrease during any related transition period.

We are aware that some of our international distributors have built up inventory of our products. As a result, future sales to these distributors could be negatively impacted. Sales to our Japanese distributor in 2003 and the first quarter 2004 were so affected. In addition, while these distributors have no price protection and no right of return relating to purchased products, if we permit the return of any of these products, we will have to adjust our revenues relating to these products which may also impact our revenue recognition policy on future distributor sales.

In 2002, we significantly increased our allowance for uncollectible accounts to address the risk associated with longer collection periods that have arisen principally with our European distributors. Although the deterioration we experienced in international collections in 2002 stabilized in 2003, and remained stable in the first quarter of 2004, we may encounter new difficulties with collections that require further increases in our allowance for uncollectible accounts in the future, and we may require specific accounts to post letters of credit or pay in advance to minimize credit risk to the Company. Additional future increases in our allowance for uncollectible accounts would reduce our profits.

If customers in markets outside the United States experience difficulty obtaining reimbursement for procedures using our products, international sales could decline.

Certain of the markets outside the United States in which we sell our products require that specific reimbursement codes be obtained before reimbursement for procedures using our products can be approved. As a result, in countries where specific reimbursement codes are strictly required and have not yet been issued, reimbursement has been denied on that basis. If our distributors or we are unable to either obtain the required reimbursement codes or develop an effective strategy to resolve the reimbursement issue, physicians in foreign markets may be unwilling to purchase our products, negatively impacting our international revenues.

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

We may be required to relocate, or choose to relocate, to a new facility in 2004. If so, we will incur moving expenses, and if we become unable to meet customer demand, our business could suffer.

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

Because our executive officers and directors, and their respective affiliates, own approximately 10 percent of our outstanding common stock as of March 31, 2004, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures have not changed significantly from those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.

Item 4.    Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings. Not applicable.

Item 2.     Changes in Securities and Use of Proceeds. Not applicable.

Item 3.     Defaults Upon Senior Securities. Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.     Other Information. Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits:

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer

(b)    Reports on Form 8-K:

On March 24, 2004, a Current Report on Form 8-K was filed with the Securities and Exchange Commission, or SEC, to report the issuance of a press release regarding a scheduled investor presentation.

On March 11, 2004, a Current Report on Form 8-K was filed with the SEC to report the issuance of a press release regarding approval of reimbursement for the treatment of liver cancer with radiofrequency ablation by Japan’s Ministry of Health, Labor and Welfare.

On March 5, 2004, a Current Report on Form 8-K was filed with the SEC to report the issuance of a press release regarding the establishment of positive written reimbursement policies by several Blue Cross Blue Shield systems for the treatment of liver cancer with radiofrequency ablation.

On February 19, 2004, a Current Report on Form 8-K was filed with the SEC to report the issuance of a press release regarding multi-center study results for patients treated with radiofrequency ablation for osteolytic bone metastases (bone cancer) by lead clinical investigators at the Mayo Clinic in Rochester, Minnesota.

On February 13, 2004, a Current Report on Form 8-K was filed with the SEC to report the issuance of a press release regarding results of operations for the fourth quarter year ended December 31, 2003.

On February 11, 2004, a Current Report on Form 8-K was filed with the SEC to report the issuance of a press release regarding sales and earnings results for the fourth quarter and year ended December 31, 2003.

On January 21, 2004, a Current Report on Form 8-K was filed with the SEC to report the issuance of a press release regarding the assignment of a new Current Procedural Terminology code for radiofrequency ablation of bone tumors by the American Medical Association.

On January 13, 2004, a Current Report on Form 8-K was filed with the SEC to report the issuance of a press release regarding the appointment of Darrin R. Uecker as Chief Technology Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC

By:	/s/ JOSEPH DEVIVO
Joseph DeVivo President and Chief Executive Officer

Date:  May 7, 2004

EXHIBIT INDEX

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer