Form 10-K/A
period 2004-12-31
RITA MEDICAL SYSTEMS INC
filed 2005-05-02
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

46421 Landing Parkway

Fremont, CA 94538

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 510-771-0400

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

There were 41,486,509 shares of the registrant’s Common Stock issued and outstanding as of March 31, 2005.

Documents Incorporated by Reference

Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the registrant’s 2005 annual meeting of stockholders.

RITA Medical Systems, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2004

Filing Sections

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of RITA Medical Systems, Inc. (“the Company”) for the fiscal year ended December 31, 2004 (the “Original Form 10-K”) in order to submit our management report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm on management’s assessment and the effectiveness of internal control over financial reporting. A revised Consent of Independent Registered Public Accounting Firm has also been included as a result of this amendment. Except as expressly provided herein, this report speaks only as of the date of the Original Form 10-K and does not reflect any events occurring after March 31, 2005.

PART II

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Management believes that the consolidated financial statements of RITA Medical Systems, Inc. at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 included in the Original Form 10-K dated March 31, 2005 fairly present in all material respects our financial condition, results of operations and cash flows.

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

The Company has conducted an evaluation of its internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2004, RITA Medical Systems, Inc. did not maintain effective controls over the reconciliation of accrued expenses and certain cash accounts. Specifically, the Company failed to reconcile the supporting documentation for certain material expense accruals, foreign cash accounts and the primary operating cash account to the general ledger, impacting RITA Medical System’s ability to ensure all transactions flowing through the accounts are properly reflected in the recorded account balances. This control deficiency resulted in audit adjustments to accrued liabilities, general operating expenses and cash in the Company’s 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued liabilities, general operating expenses and cash that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Additionally, as of December 31, 2004, the Company did not maintain effective controls over the completeness and accuracy of accounts payable. Specifically, the Company failed to identify and record, at year end, certain operating expenses including franchise taxes and general corporate expenses. This control deficiency resulted in audit adjustments to accounts payable and the related general operating expenses in the Company’s 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accounts payable and operating expenses that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in the Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein and expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Changes in Internal Control Over Financial Reporting

The aforementioned material weaknesses have resulted in changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with our July 2004 merger with Horizon Medical Products, we transferred most of our accounting function and processes from our headquarters in California to our Manchester, Georgia location during the fourth quarter of 2004. Accounting staff in our California location was reduced; however, additional resources in Georgia had not been added as of December 31, 2004, which contributed to our failure to properly complete the reconciliations for accrued expenses and certain cash accounts. Also, procedures governing transfer of invoices and other source documents from California to Georgia had not been finalized, which resulted in certain expenses related to 2004 not being properly accrued for during our internal accounting close at year-end. Although not yet complete, we have initiated the following actions to remediate the material weaknesses:

•	Hired additional personnel, permitting enhanced segregation of duties and additional review;

•	Completed additional training of staff;

•	Began a project to identify procedural improvements in our accounting processes;

•	Changed procedures for timely submission of invoices, particularly those received in California, to our Georgia-based accounting department.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

RITA Medical Systems, Inc.:

We have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that RITA Medical Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because RITA Medical Systems, Inc. did not maintain effective controls over (i) the reconciliation of accrued expenses and certain cash balances and (ii) the completeness and accuracy of accounts payable based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been included in management’s assessment:

As of December 31, 2004, RITA Medical Systems, Inc. did not maintain effective controls over the reconciliation of accrued expenses and certain cash accounts. Specifically, the Company failed to reconcile the supporting documentation for certain material expense accruals, foreign cash accounts and the primary operating cash account to the general ledger, impacting Rita Medical Systems’ ability to ensure all transactions flowing through the accounts are properly reflected in the recorded account balalnces. This control deficiency resulted in audit adjustments to accrued liabilities, general operating expenses and cash in the Company’s 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued liabilities, general operating expenses and cash that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Additionally, as of December 31, 2004, RITA Medical Systems, Inc. did not maintain effective controls over the completeness and accuracy of accounts payable. Specifically, the Company failed to identify and record, at year end, certain operating expenses including franchise taxes and general corporate expenses. This control deficiency resulted in audit adjustments to accounts payable and the related operating expenses in the Company’s 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accounts payable and operating expenses that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 28, 2005 on those consolidated financial statements.

In our opinion, management’s assessment that RITA Medical Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, RITA Medical Systems, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of RITA Medical Systems, Inc. at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our report dated March 28, 2005 we expressed an unqualified opinion thereon.

PricewaterhouseCoopers LLP

San Jose, California

April 29, 2005

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(c)	Exhibits:

Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2005	RITA MEDICAL SYSTEMS, INC.

	By:	/s/ JOSEPH DEVIVO
Joseph DeVivo President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH DEVIVO Joseph DeVivo	President, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2005

/s/ DONALD STEWART Donald Stewart	Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)	May 2, 2005

/s/ VINCENT BUCCI* Vincent Bucci	Director	May 2, 2005

/s/ RANDY LINDHOLM* Randy Lindholm	Director	May 2, 2005

/s/ JAMES E. BRANDS* James E. Brands	Director	May 2, 2005

/s/ THOMAS J. DUGAN* Thomas J. Dugan	Director	May 2, 2005

/s/ ROBERT TUCKER* Robert Tucker	Director	May 2, 2005

/s/ SCOTT HALSTED* Scott Halsted	Director	May 2, 2005

/s/ WESLEY JOHNSON* Wesley Johnson	Director	May 2, 2005

*/s/ JOSEPH DEVIVO Joseph DeVivo, Attorney in Fact		May 2, 2005