Form 10-Q
period 2005-06-30
RITA MEDICAL SYSTEMS INC
filed 2005-08-09
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 28, 2005, there were 41,652,275 shares of the registrant’s common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,262	$12,978
Marketable securities	—	880
Accounts and note receivable, net	6,952	6,410
Inventories	7,774	7,126
Prepaid and other current assets	976	792

Total current assets	19,964	28,186
Long term note receivable, net	133	177
Property and equipment, net	1,821	1,966
Goodwill	91,339	91,339
Intangible assets	30,142	30,600
Other assets	149	41

Total assets	$143,548	$152,309

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,964	$2,572
Accrued liabilities	3,197	4,159
Current portion of long term debt	601	7,200

Total current liabilities	7,762	13,931
Long term debt, less current portion	9,385	9,632
Other long term liabilities	74	90

Total liabilities	17,221	23,653

Commitments and contingencies (see Note 15)	—	—

Stockholders’ equity
Common stock, $0.001 par value:
Authorized: 150,000 shares at June 30, 2005 Issued and outstanding: 41,652 shares at June 30, 2005 and 41,350 shares at December 31, 2004	42	41
Additional paid-in capital	217,636	216,893
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(91,351)	(88,276)

Total stockholders’ equity	126,327	128,656

Total liabilities and stockholders’ equity	$143,548	$152,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales	$11,955	$4,659	$23,160	$9,303
Cost of goods sold	4,623	1,670	9,428	3,285

Gross profit	7,332	2,989	13,732	6,018

Operating expenses:
Research and development	999	981	2,038	1,824
Selling, general and administrative	7,415	4,018	14,183	8,384
Restructuring charges	—	—	60	—

Total operating expenses	8,414	4,999	16,281	10,208

Loss from operations	(1,082)	(2,010)	(2,549)	(4,190)

Interest expense	(211)	—	(498)	—
Interest income and (other expense), net	(94)	7	(28)	17

Net loss	$(1,387)	$(2,003)	$(3,075)	$(4,173)

Net loss per common share, basic and diluted	$(0.03)	$(0.11)	$(0.07)	$(0.23)

Shares used in computing net loss per common share, basic and diluted	41,548	18,025	41,503	18,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,075)	$(4,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,909	792
Loss on disposal of property and equipment	—	23
Amortization of stock-based compensation	34	101
Allowance for doubtful accounts	(138)	(47)
Provision for obsolete inventories	61	39
Changes in operating assets and liabilities:
Accounts and note receivable	(434)	(102)
Inventories	(709)	489
Prepaid and other current assets	(184)	329
Accounts payable	1,392	420
Accrued liabilities	(1,463)	(769)
Deferred maintenance revenue	(7)	1

Net cash used in operating activities	(2,614)	(2,897)

Cash flows from investing activities:
Purchase of property and equipment	(353)	(198)
Purchase of marketable securities	(81)	(712)
Sales and maturities of marketable securities	963	4,181
Capitalization of merger-related costs	—	(389)
Cash used in acquistion of product license	(50)	—
Note receivable, other assets and other long term liabilities	(41)	60

Net cash provided by investing activities	438	2,942

Cash flows from financing activities:
Principal payments on debt	(6,846)	—
Proceeds from issuance of common stock, net of issuance costs	306	179

Net cash provided by (used in) financing activities	(6,540)	179

Net increase (decrease) in cash and cash equivalents	(8,716)	224
Cash and cash equivalents at beginning of period	12,978	3,780

Cash and cash equivalents at end of period	$4,262	$4,004

Supplemental disclosure of non-cash investing and financing activities:
Accrued liability in conjunction with acquisition of product license	$500	$—
Equity issued in conjunction with acquisition of product license	$404	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by RITA Medical Systems, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. However, interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2004 contained in the Company’s annual report on Form 10-K as amended.

2. Business Combination

On July 29, 2004, the Company merged with Horizon Medical Products, Inc. (“Horizon”) in a transaction accounted for under the purchase method of accounting. None of Horizon’s results of operations prior to that date are included in the Company’s condensed consolidated statements of operations. However, the Company has prepared pro forma financial information showing sales and net loss for the combined entity for the three and six month periods ended June 30, 2004, as if the merger occurred as of January 1, 2004. This unaudited pro forma financial information is presented below in comparison to the Company’s unaudited sales and net loss for the three and six month periods ended June 30, 2005, but is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of January 1, 2004, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	Actual 2005	Pro forma 2004	Actual 2005	Pro forma 2004
Sales	$11,955	$12,082	$23,160	$23,812
Net loss	$(1,387)	$(2,290)	$(3,075)	$(5,820)
Net loss per common share, basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.16)

Restructuring costs of $1,369,000, consisting entirely of severance related to the termination of employees to eliminate certain duplicative activities, have been incurred since completion of the merger. No portion of this amount was incurred during the three months ended June 30, 2005 and $60,000 was incurred during the six months ended June 30, 2005 (see Note 11, “Restructuring”).

3. Liquidity

As of June 30, 2005, the Company’s total assets were $143.5 million, total tangible assets were $22.1 million, total liabilities were $17.2 million, working capital was $12.2 million and cash and cash equivalents totaled $4.3 million. Current and anticipated demand for the Company’s products as well as procurement and production affect the need for capital. Changes in these or other factors could have a material impact on capital requirements and may require the Company to raise additional capital. While the Company believes that its existing cash resources, together with a working capital line of credit that is currently being negotiated, will be sufficient to fund its operating needs for at least the next 12 months, additional financing may be required for the Company’s currently envisioned long term needs. If the Company needs to raise additional financing, it will seek to sell additional equity or debt securities, obtain an additional credit facility or renegotiate debt repayment terms. There can be no assurance that any additional financing will be available on terms acceptable to the Company, or at all. In addition, future equity financings could result in dilution to stockholders, and future debt financings could result in certain financial and operational restrictions. Failure to obtain sufficient funds on acceptable terms when needed, to make timely debt payments, or to achieve our growth or profitability objectives may require us to curtail operations, perhaps to a significant extent.

4. Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation. In the Company’s quarterly report on Form 10-Q for the three month period ended June 30, 2004, investments in variable rate debt obligations featuring interest rate reset intervals of less than 90 days were classified as cash equivalents. The Company’s Consolidated Statement of Cash Flows for the six

months ended June 30, 2004 has been modified from past presentation to give effect to purchases and sales or maturities of such securities in the determination of net cash provided by (used in) investing activities. For the six months ended June 30, 2004, net cash provided by investing activities increased by $400,000. The Company’s Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2005 and 2004 were not affected by this reclassification.

5. Net loss per share

Basic earnings per share figures are calculated based on the weighted-average number of common shares outstanding during the period less the weighted-average number of any common shares subject to repurchase by the Company. Diluted earnings per share further includes the effect of potentially dilutive securities consisting of stock options and warrants provided that the inclusion of such securities is not antidilutive; the Company has reported net losses and therefore has excluded such potentially dilutive securities from its calculation of diluted earnings per share. The following numbers of shares represented by stock options and warrants (prior to application of the treasury stock method) were excluded from the computation of diluted net loss per share as of March 31, 2005, March 31, 2004, June 30, 2005 and June 30, 2004, as their effect was antidilutive (in thousands):

	March 31,		June 30,
	2005	2004	2005	2004
Effect of potentially dilutive securities:
Options	7,256	2,743	7,472	2,743
Warrants	3,350	25	3,350	25

Total potentially dilutive securities excluded from the computation of net loss per common share as their effect was antidilutive	10,606	2,768	10,822	2,768

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

The following table illustrates the effect on net loss and net loss per common share for the three and six month periods ended June 30, 2005 and 2004, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation granted under all of its stock option plans and its Employee Stock Purchase Plan (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,387)	$(2,003)	$(3,075)	$(4,173)
Add: Stock-based employee compensation expense included in reported net loss	34	(6)	34	101
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(508)	(361)	(1,026)	(1,277)

Net loss, pro forma	$(1,861)	$(2,370)	$(4,067)	$(5,349)

Basic and diluted net loss per common share:
As reported	$(0.03)	$(0.11)	$(0.07)	$(0.23)
Pro forma	$(0.04)	$(0.13)	$(0.10)	$(0.30)

The determination of stock-based employee compensation, as relating to the Company’s stock option plans, under the fair value based method used the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Volatility	78%	76%	78%	76%
Risk-free interest rate	3.94%	3.49%	3.85%	3.14%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%

The corresponding assumptions for the the Company’s employee stock purchase plan were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Volatility	60%	60%	60%	60%
Risk-free interest rate	1.73%	1.01%	1.73%	1.01%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividends	0%	0%	0%	0%

7. Inventories

The components of the Company’s inventories at June 30, 2005 and December 31, 2004, respectively, were as follows (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$3,176	$2,776
Work-in-process	1,247	682
Finished goods	3,351	3,668

	$7,774	$7,126

8. Intangible assets and related amortization

The Company’s intangible assets and related accumulated amortization at June 30, 2005 and December 31, 2004, respectively, were as follows (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent defense litigation costs	$2,755	$(715)	$2,040	$2,755	$(593)	$2,162
Capitalized patent license agreements	3,604	(728)	2,876	2,650	(561)	2,089
Intangible assets recorded at merger with Horizon:
Customer relationships	16,600	(1,014)	15,586	16,600	(461)	16,139
Product technology	6,900	(527)	6,373	6,900	(239)	6,661
Trademarks	3,000	(275)	2,725	3,000	(125)	2,875
Isomed distribution contract	700	(160)	540	700	(73)	627
Loan closing costs	73	(71)	2	73	(32)	41
Non-compete contracts	36	(36)	—	36	(30)	6

	$33,668	$(3,526)	$30,142	$32,714	$(2,114)	$30,600

The Company’s capitalized patent license agreements include a license acquired during the quarter ended June 30, 2005 from EMcision Limited Incorporated (“EMcision”). In acquiring this license, the Company made $50,000 in a cash payment, assumed a liability to pay another $500,000 in cash and issued 150,000 shares of its common stock valued at $403,500. Future payments, contingent upon regulatory approval for use of the licensed technology in the United States, are possible and, if made, will increase the carrying value of the EMcision patent license.

The remaining amortization periods of the Company’s intangible assets as of June 30, 2005 are as follows:

	Amortization periods of intangible assets
Capitalized patent defense litigation costs	8	years
Capitalized patent license agreements	4 - 13	years
Customer relationships	14	years
Product technology	11	years
Trademarks	9	years
Isomed distribution contract	3	years
Loan closing costs	1	month

Aggregate amortization expense for the six months ended June 30, 2005, estimated amortization expense for the six months ended December 31, 2005, and estimated amortization expense for each of the five years ended December 31, 2006 through 2010 is as follows (in thousands):

Aggregate amortization expense:
For the six months ended June 30, 2005	$1,411

Estimated amortization expense:
For the six months ended December 31, 2005	$1,432
For the twelve months ended December 31, 2006	$2,796
For the twelve months ended December 31, 2007	$2,796
For the twelve months ended December 31, 2008	$2,724
For the twelve months ended December 31, 2009	$2,534
For the twelve months ended December 31, 2010	$2,412

9. Goodwill

In accordance with the Company’s policy, the potential impairment of the Company’s goodwill will be reviewed annually, or more often if changes in business conditions so dictate. The Company’s market capitalization as of June 30, 2005 was approximately $131.6 million, $5.3 million more than the carrying value of the Company’s net assets. As of December 31, 2004, the Company’s market capitalization exceeded the carrying value of its assets by $31.4 million. However, since July 29, 2004, the date of the Company’s merger with Horizon that gave rise to the Company’s goodwill asset, there have been dates as of which the Company’s market capitalization was less than the carrying value of its net assets. The Company believes that such results reflect only market uncertainty regarding the integration of operations following the merger with Horizon as well as generally lower valuations of companies in our market sector since July 2004. Further, the Company’s management continues to believe the price paid for Horizon to be fair, considering the fair value of net assets acquired and operational savings resulting from the merger and the anticipated performance of the combined Company.

For these reasons, and because the Company’s market capitalization is in excess of its net assets, both as of June 30, 2005 and also as of the date of this report on Form 10-Q, the Company believes it is not now confronted by an event or circumstance that would more likely than not reduce the fair value of the Company below the carrying amount. However, if in the future the Company’s market capitalization decreases below its net assets, the Company will perform a review to assess the potential impairment of its goodwill asset.

10. Debt

The Company has the following debts:

Senior Subordinated Convertible Notes (the “Senior Notes”): As of June 30, 2005, $8,262,000 was owed under the Senior Notes. This balance reflects a prepayment of $6.5 million that the Company made during the quarter ended March 31, 2005. The balance due under the Senior Notes will come due in July 2008. The Senior Notes currently bear interest, payable quarterly, at 8.0% per annum. This interest rate increased to 14% per annum on July 29, 2005. The Company may prepay the Senior Notes without a penalty prior to their respective maturity dates.

Junior Promissory Note (the “Junior Note”): As of June 30, 2005, $1,392,500 was owed under the Junior Note. The Junior Note bears interest at a rate of 6% per annum, is payable monthly and matures in March 2007. The monthly principal payment is $22,500 until maturity at which time a balloon payment of $920,000 is due. The Company may prepay the Junior Note without a penalty prior to its maturity date.

A note payable for the Stepic business purchase (the “Stepic Note”): As of June 30, 2005, $331,451 was owed under the Stepic Note. The Stepic Note bears interest at 8% and calls for monthly interest and principal payments of approximately $38,000. The Stepic Note is due and scheduled to be fully repaid in March 2006.

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

Future maturities of debt outstanding as of June 30, 2005 are as follows (in thousands):

Six months ending December 31, 2005	$354
Six months ending June 30, 2006	247
Six months ending December 31, 2006	135
Twelve months ending December 31, 2007	988
Twelve months ending December 31, 2008	8,262

$9,986

See also Note 16, “Subsequent Event: Convertible Debt Financing.”

11. Restructuring

In the six month period ended June 30, 2005, in connection with the merger of RITA and Horizon, the Company recorded a restructuring charge of $60,000 related to the termination of employees to eliminate certain duplicative activities, primarily in the sales, accounting and operations areas. The total of such charges since July 29, 2004, the day the merger was completed, is $1,369,000. These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of June 30, 2005, $1,132,000 of the accrued amount has been paid and $237,000 remains unpaid.

12. Segment information

As a result of the merger with Horizon, the Company expanded its customer base and portfolio of products, which resulted in two groups of medical oncology products: radiofrequency ablation (RFA) systems, which consist largely of the products sold by RITA prior to the merger, and specialty access catheter products, which are the products sold by Horizon prior to the merger.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer. The Company’s chief operating decision maker reviews financial information on a consolidated basis, accompanied by disaggregated information about sales by groups of similar products for purposes of making operating decisions and assessing financial performance. However, significant expenses such as research and development and corporate administration are not allocated to product groups or geographical regions, but rather are employed by the entire enterprise. For this reason, the Company’s chief operating decision maker evaluates resource allocation on an enterprise-wide basis, and not on a product or geographic basis. Accordingly, the Company has concluded that it operates in only one reportable segment, the medical oncology products business.

Sales for the Company’s two medical oncology product groups for the three and six month periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Radiofrequency ablation products	$5,162	$4,659	$9,690	$9,303
Specialty access catheter products	6,793	—	13,470	—

Total medical oncology product sales	$11,955	$4,659	$23,160	$9,303

Sales for the Company’s domestic and international selling regions for the three and six month periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Domestic	$9,738	$3,710	$19,386	$7,381
International	2,217	949	3,774	1,922

Total medical oncology product sales	$11,955	$4,659	$23,160	$9,303

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

14. Recent accounting pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once the final guidance is issued.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have any impact on the Company’s financial position, results of operations and cash flows. The Company does not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes are required to be restated to conform to this consensus and the Company is required to include the shares issuable upon the conversion of the Debt in the diluted earnings per share computation for all periods during which contingently convertible notes are outstanding. In August 2005, the Company issued contingently convertible debt (see Note 16, “Subsequent Event: Convertible Debt Financing”). Although the Company has not yet quantified the impact of this standard on its financial statements, it is likely that adoption of this standard will have a material impact on the Company’s results of operations, financial position, and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. SFAS No. 123R is effective for the Company in the quarter ending March 31, 2006. Upon adoption of SFAS 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. Management is currently evaluating the transition methods, valuation methodologies and other assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately implemented by the Company upon adoption of SFAS No. 123R. Although the Company has not yet fully quantified the impact this standard will have on its financial statements, it is likely that the adoption of SFAS No. 123R will have a material impact on the Company’s financial position and results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued and made effective two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

In March 2005, the SEC released Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. Management is currently evaluating the impact SAB 107 will have on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

15. Commitments and contingencies

The Company has commitments for operating leases related to facility rental and office equipment. Future minimum payments under operating leases are as follows (in thousands):

Six months ending December 31, 2005	$213
Year ending December 31, 2006	404
Year ending December 31, 2007	383
Year ending December 31, 2008	350
Year ending December 31, 2009	355
Year ending December 31, 2010 and thereafter	116

Total of future minimum operating lease payments	$1,821

The Company is, and may in the future be, involved in litigation relating to claims arising from the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

16. Subsequent event: Convertible Debt Financing

On August 5, 2005, the Company completed a private placement of subordinated Senior Convertible Notes (the “New Notes”) with an aggregate principal amount of $9.7 million. The New Notes were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) among the Company and Atlas Master Fund, Ltd., which is not related to the Company. No warrants or other securities were issued in conjunction with the Purchase Agreement and the Company incurred no financing costs other than normal and customary legal and other professional expenses. The New Notes are convertible into shares of common stock of the Company at an initial conversion price of $4.03 per share of common stock. The conversion price is subject to adjustment in certain circumstances. Until conversion or maturity, the New Notes bear interest at the rate of 6.5% per annum, payable semiannually in cash. Absent conversion, the New Notes mature on August 5, 2008.

The securities sold pursuant to the Purchase Agreement have not yet been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. Pursuant to the Purchase Agreement, the Company is required to file a registration statement on Form S-3 within 30 days after the closing of the transaction for purposes of registering the resale of the shares of Common Stock issuable upon conversion of the Notes. If (i) the registration statement is not declared effective within 60 days after the filing in the event that the SEC does not undertake a review of the registration statement, or (ii) such registration statement is not declared effective within 120 days after the filing in the event that the SEC does undertake a review of the registration statement, then the Company has agreed to make pro-rata payments to each purchaser in an amount equal to 1% of the aggregate purchase price paid by each purchaser for the New Notes for each 30-day period following the applicable deadline or during any period in which sales cannot be made (the “Default Fee”), provided that in no event shall the aggregate amount of cash to be paid as Default Fees exceed 12% of the aggregate purchase price paid by each purchaser for the New Notes.

The consummation of the Purchase Agreement and the issuance of the New Notes triggered an event of default under the note purchase agreement governing the Company’s Senior Notes held by Medtronic and ComVest (the “Note Purchase Agreement”). Accordingly, as of August 5, 2005, ComVest and Medtronic may, by written notice to the Company, declare the unpaid principal amount of the Senior Notes to be immediately due and payable, together with the interest accrued thereon and all fees, costs, expenses, indemnities and other obligations (as defined in the Note Purchase Agreement). The Company is not currently aware of any material fees, costs or expenses. Alternatively, Medtronic and ComVest may convert any portion of the principal amount of the Senior Debt into shares of the Company’s common stock at a price equal to 90% of the five day average of the closing price of the Company’s common stock before the date of the notice. As of August 9, 2005, the aggregate unpaid principal amount of the Senior Notes is $8,262,000, and the aggregate amount of accrued interest payable on the 2002 Senior Notes is $115,894.

Pursuant to the terms of the New Notes, the Company must repay the Senior Notes within 21 days of the issuance of the New Notes, or August 26, 2005. Failure to repay the Senior Notes will result in an Event of Default (as defined in the Notes). ComVest and Medtronic were sent notice of the Company’s intent to prepay the Senior Notes on August 5, 2005. Unless ComVest and / or Medtronic elect to convert their debt into shares of the Company’s common stock, the Company will use the proceeds from the private placement to retire the Senior Notes on or about August 9, 2005. Further, the Company plans to use the proceeds from the private placement to retire its Junior Note held by Bank of America prior to August 12, 2005.

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

Management relies on certain statistical measurements to assess trends in sales growth and the effectiveness of our selling strategies. The following table, derived from our Consolidated Statements of Operations and other unaudited data for the three and six month periods ended June 30, 2005 and 2004, and for the years ended December 31, 2004, 2003 and 2002, sets forth some of these measurements:

	Three months ended June 30,		Six months ended June 30,		Years ended December 31,
	2005	2004	2005	2004	2004	2003	2002
Total sales (in thousands)	$11,955	$4,659	$23,160	$9,303	$28,215	$16,607	$17,393

Percentage of sales: United States	81%	80%	84%	79%	84%	80%	74%
Percentage of sales: International	19%	20%	16%	21%	16%	20%	26%

Percentage of sales: Radiofrequency products	43%	100%	42%	100%	62%	100%	100%
Percentage of sales: Specialty access catheters	57%	0%	58%	0%	38%	0%	0%

Gross margin	61%	64%	59%	65%	60%	63%	60%

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

Our sales in the United States are more profitable than our sales in international markets because direct selling, which avoids distributor discounts, permits higher average selling prices for our products. Accordingly, we have made significant investments in our domestic sales force in an effort to increase sales growth in the United States, and we introduced our premium-priced Starburst Xli and Xlie families of disposable needles in this region earlier than in Europe or other regions. These actions have for some time resulted in a growing percentage of radiofrequency ablation product sales derived from the domestic market, although in the second quarter of 2005 this trend was reversed with stronger radiofrequency sales growth in our international markets, at least in part because of the introduction of a new product, our Habib 4X Sealer, in Europe. However, the specialty access catheter products acquired in the merger with Horizon are heavily concentrated in the domestic market, and, further, the merger permits wider and more efficient sales force coverage of the domestic market, which should continue the long-term trend towards relatively rapid growth in our domestic business. We expect 2005 sales growth in the United States to continue to outpace international growth because we believe the principal impact of the Horizon merger will be upon the domestic market and because introduction of premium products to our international distributors will have a relatively small impact on growth due to pricing limitations.

Prior to completion of the Horizon merger, essentially all of our sales came from the sale of our disposable devices and radiofrequency generators used in the treatment of cancerous liver tumors. The merger with Horizon expanded our product offering and has resulted in additional sales, primarily from the specialty access catheter and port product lines used in cancer treatment protocols. Going forward, we expect that approximately 95% of our sales will be derived from our RFA and SAC disposable products, with the balance of our sales coming from hardware products. We believe that the broader product line and larger sales group resulting from the merger will enable us to increase the effectiveness of our selling effort in the future.

Our manufacturing costs consist of raw materials, including generators and ancillary hardware components produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Our manufacturing costs are volume-dependent, and our unit costs should decrease as our production volumes increase. The integration of our manufacturing operations in our Manchester, Georgia location, completed during the second quarter of 2005, should result in lower costs in the future from the use of less expensive labor and economies of scale. We also believe we have the opportunity to reduce the cost of our vendor-supplied hardware products through higher order volumes or product redesign. Besides manufacturing costs, our cost of goods sold reflects amortization of intangible assets relating to product technology. We expect these amortization charges to continue through 2016. Our cost of goods sold also includes provisions to our reserve for obsolete inventory. Technology in our marketplace has evolved rapidly and we have, from time to time, recognized relatively high expenses related to obsolete inventory as our product line has changed. We may experience similar product changes and related obsolete inventory provisions in the future.

Our gross margins reflect our selling prices, our domestic / international mix percentages, our product mix percentages, our production volumes, the prices we pay for vendor manufactured product and our provisions for obsolete inventory. Our gross margin for the quarter ended June 30, 2005 was 61%, compared to a gross margin of 64% for the quarter ended June 30, 2004. We believe that the 61% gross margin in the second quarter of 2005 reflects costs associated with the integration of our manufacturing operations and is therefore lower than our long-term expectations for the business. However, historically, the gross margin rate for our specialty access catheter products has been lower than that of our radiofrequency ablation products. Also, amortization of our product technology related intangible assets will negatively impact cost of goods sold. Future gross margins may, therefore, be lower than our historical gross margin rates because of inclusion of these products and expenses in our results.

In addition to the selling statistics discussed above, management relies on certain measurements to assess the effectiveness of our operations. The following tables sets forth some of these measurements, derived from our Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004, our Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002, our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and March 31, 2005, and our Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002 (in thousands):

	Three months ended June 30,		Six months ended June 30,		Years ended December 31,
	2005	2004	2005	2004	2004	2003	2002
Research and development expense	$999	$981	$2,038	$1,824	$3,787	$4,294	$5,052
Selling, general and administrative expense	7,415	4,018	14,183	8,384	20,637	17,418	19,366
Restructuring charges	—	—	60	—	1,309	—	—

Total operating expenses	$8,414	$4,999	$16,281	$10,208	$25,733	$21,712	$24,418

			June 30, 2005	March 31, 2005	December 31,
					2004	2003	2002
Cash and cash equivalents			$4,262	$5,906	$12,978	$3,780	$4,438
Marketable securities, current and long term			—	251	880	5,755	8,397

Total cash and marketable securities			$4,262	$6,157	$13,858	$9,535	$12,835

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

Research spending in the quarter ended June 30, 2005 was $1.0 million, compared to $1.0 million in the quarter ended June 30, 2004. Research spending in 2005 is expected to increase modestly, driven by programs aimed at technical innovation of our radiofrequency ablation products and the introduction of new implantable ports and access catheters.

Selling, general and administrative expense in the quarter ended June 30, 2005 was $7.4 million, compared to $4.0 million in the quarter ended June 30, 2004. The primary reasons for the increase were the consolidation of Horizon results and expenses incurred in the integration of the two companies. We believe our integration efforts are now complete. Also, the merger resulted in recognition of intangible assets relating to trademarks, customer relationships and our distribution contract with Medtronic, amortization of which will result in charges to selling, general and administrative expense of $1.4 million to $1.6 million per year through 2014. Further, during the quarter ended June 30, 2005 we continued to incur significant public company costs, particularly expenses related to compliance with the Sarbanes-Oxley Act of 2002. We incurred restructuring expenses of $60,000 during the six months ended June 30, 2005, consisting of severance related to termination of employees to eliminate duplicative activities. The total of such restructuring charges since the merger is $1,369,000, and we believe our restructuring is now complete.

In addition to management of our operating expenses, we must continue to conserve our cash. Our combined total of cash, cash equivalents was $4.3 million as of June 30, 2005, compared to $13.9 million at December 31, 2004. Our net cash used in operating activities for the six month period ended June 30, 2005 was $2.6 million. We had approximately $10.0 million in short term and long term debt as of June 30, 2005. We may in the future need to raise additional cash through borrowing or sale of equity securities or to renegotiate the payment terms of our debt.

We incurred a net loss of $1.4 million for the quarter ended June 30, 2005 compared to $2.0 million for the quarter ended June 30, 2004. Future profitability depends on, among other things, our success in expanding product usage in our current markets and in developing new markets, as well as our ability to improve our gross margins and control our expenses. To the extent current or new markets do not materialize in accordance with our expectations, our sales could be lower than expected and we may be unable to achieve or sustain profitability.

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

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations for the quarter ended June 30, 2005 and the four preceding fiscal quarters:

	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004
Domestic sales	81%	86%	86%	86%	80%
International sales	19%	14%	14%	14%	20%

Total sales	100%	100%	100%	100%	100%
Cost of goods sold	39%	43%	47%	35%	36%

Gross profit	61%	57%	53%	65%	64%

Operating expenses:
Research and development	8%	9%	9%	11%	21%
Selling, general and administrative	62%	60%	56%	78%	86%
Restructuring charges	0%	1%	2%	14%	0%

Total operating expenses	70%	70%	67%	103%	107%

Loss from operations	(9)%	(13)%	(14)%	(38)%	(43)%
Interest expense	(2)%	(3)%	(3)%	(3)%	0%
Interest income and other expense, net	(1)%	1%	0%	0%	0%

Net loss	(12)%	(15)%	(17)%	(41)%	(43)%

Three months ended June 30, 2005 and 2004

The following table, which sets forth key comparisons of our sales results for the second quarter of 2005 compared to the second quarter of 2004, provides additional information on the impact of the consolidation of our acquired vascular access products upon our results (in thousands):

	Three months ended June 30,		Growth	%
	2005	2004
Domestic sales:
Radiofrequency ablation products	$3,892	$3,710	$182	5%
Specialty access catheter products	5,846	—	5,846

Total domestic sales	$9,738	$3,710	$6,028	162%

International sales:
Radiofrequency ablation products	$1,270	$949	$321	34%
Specialty access catheter products	947	—	947

Total international sales	$2,217	$949	$1,268	134%

Total radiofrequency ablation sales	$5,162	$4,659	$503	11%
Total specialty access catheter products	6,793	—	6,793

Total sales	$11,955	$4,659	$7,296	157%

For the quarter ended June 30, 2005, sales totaled $12.0 million, an increase of 157% or $7.3 million from $4.7 million in the second quarter of 2004. Sales of specialty access catheter products acquired in the merger with Horizon explained most of this increase, adding $6.8 million to our sales, while sales of our radiofrequency ablation products increased $0.5 million or 11% compared to the quarter ended June 30, 2004. Domestic sales of radiofrequency ablation products were 5% higher in the 2005 quarter than in the 2004 quarter. International sales of radiofrequency ablation products were 34% higher in the 2005 quarter than in the 2004 quarter. For the quarter ended June 30, 2005, domestic sales represented 81% of total sales, compared to 80% in the second quarter of 2004.

Cost of goods sold for the quarter ended June 30, 2005 was $4.6 million, up from $1.7 million for the quarter ended June 30, 2004, primarily reflecting inclusion of $2.8 million in cost associated with SAC product sales. Cost of goods sold for the quarter ended June 30, 2005 also reflects a $0.1 million increase in patent-related amortization and $0.2 million in net costs associated with integration of our manufacturing operations following the Horizon merger, but these factors were offset by a $0.2 million decrease in our provision for obsolete inventory compared to the prior period. Our gross margin rate was 61% in the second quarter of 2005, compared to 64% in the quarter ended June 30, 2004. We believe that the 61% gross margin in the second quarter of 2005 reflects costs associated with the integration of our manufacturing operations and is therefore lower than our long-term expectations for the business. However, historically, the gross margin rate for our specialty access catheter products has been lower than that of our radiofrequency ablation products. Also, amortization of our product technology related intangible assets will negatively impact cost of goods sold. Future gross margins may, therefore, be lower than our historical gross margin rates because of inclusion of these products and expenses in our results.

Research and development expenses for the second quarter ended June 30, 2005 were $1.0 million, equal to the $1.0 million of research and development expense we incurred in the second quarter of 2004. Inclusion of research and development expenses for specialty access products that totaled $0.1 million for the quarter ended June 30, 2005, but the impact of these new expenses was offset by reduced legal expenses relating to our patents and by reduced expenses for RFA product development. Expenses associated with clinical trial work, specifically investigations into the use of our technology in the fields of kidney and breast cancer, increased modestly.

Selling, general and administrative expenses for the quarter ended June 30, 2005 were $7.4 million, compared to $4.0 million in the second quarter of 2004. Increased sales and marketing expenses reflecting headcount increases and programs after the Horizon merger totaled $1.4 million for the second quarter of 2005. Similarly, corporate expenses in our administrative functions following the Horizon merger, including payroll, insurance, rent and public company costs, increased $1.3 million over the prior period. Another $0.4 million of the increase for the 2005 period resulted from amortization of merger-related intangible assets. Expenses associated with management turnover increased $0.2 million in the 2005 second quarter, compared to the second quarter of 2004. Our bad debt expense was about $0.1 million higher in the second quarter of 2005, compared to the second quarter of 2004.

Interest expense, net of interest and other income, for the second quarter ended June 30, 2005 was $0.3 million. We had no net interest expense in the prior year period.

Six months ended June 30, 2005 and 2004

The following table, which sets forth key comparisons of our sales results for the first six months of 2005 compared to the first six months of 2004, provides additional information on the impact of the consolidation of our acquired vascular access products upon our results (in thousands):

	Six months ended June 30,
	2005	2004	Growth	%
Domestic sales:
Radiofrequency ablation products	$7,493	$7,381	$112	2%
Vascular access products	11,894	—	11,894

Total domestic sales	$19,387	$7,381	$12,006	163%

International sales:
Radiofrequency ablation products	$2,197	$1,922	$275	14%
Vascular access products	1,576	—	1,576

Total international sales	$3,773	$1,922	$1,851	96%

Total radiofrequency ablation sales	$9,690	$9,303	$387	4%
Total vascular access product sales	13,470	—	13,470

Total sales	$23,160	$9,303	$13,857	149%

For the six months ended June 30, 2005, sales totaled $23.2 million, an increase of 149%, or $13.9 million, from $9.3 million in the first six months of 2004. Sales of specialty access catheter products acquired in the merger with Horizon explained most of this increase, adding $13.5 million to our sales, while sales of our radiofrequency ablation products increased $0.4 million or 4%

compared to the six months ended June 30, 2004. Domestic sales of radiofrequency ablation products were 2% higher in the first half of 2005 than in the first half of 2004. International sales of radiofrequency ablation products were 14% higher in the first half of 2005 than in the first half of 2004. For the six months ended June 30, 2005, domestic sales represented 84% of total sales, compared to 79% in the first six months of 2004.

Cost of goods sold for the six months ended June 30, 2005 was $9.4 million, up from $3.3 million for the first six months ended June 30, 2004, primarily reflecting inclusion of $5.4 million in cost associated with SAC product sales. Cost of goods sold for the six months ended June 30, 2005 also reflects a $0.3 million increase in patent-related amortization and $0.8 million in net costs associated with integration of our manufacturing operations following the Horizon merger, but these factors were offset by a $0.4 million decrease in our provision for obsolete inventory compared to the prior period. Our gross margin rate was 59% in the first six months of 2005, compared to 65% in the prior period. We believe that the 59% gross margin in the first six months of 2005 reflects unusual costs associated with the integration of our manufacturing operations and is therefore lower than our long-term expectations for the business. However, historically, the gross margin rate for our specialty access catheter products has been lower than that of our radiofrequency ablation products. Also, amortization of our product technology related intangible assets will negatively impact cost of goods sold. Future gross margins may, therefore, be lower than our historical gross margin rates because of inclusion of these products and expenses in our results.

Research and development expense for the six months ended June 30, 2005 was $2.0 million, $0.2 million higher than the $1.8 million of research and development expense we incurred in the first six months of 2004. Inclusion of research and development expenses for specialty access products added $0.2 million to our research and development expense for the first half of 2005, compared to the prior period, and expenses associated with clinical trial work, specifically investigations into the use of our technology in the fields of kidney and breast cancer, also increased by $0.2 million. The impact of these new expenses was offset by $0.1 million in reduced legal expense relating to our patents and by a $0.1 million reduction in expense for RFA product development.

Selling, general and administrative expenses for the six months ended June 30, 2005 were $14.2 million, compared to $8.4 million in the first six months of 2004. Increased sales and marketing expenses reflecting headcount increases and programs after the Horizon merger totaled $2.4 million for the first six months of 2005. Similarly, following the Horizon merger, corporate expenses in our administrative functions, including payroll, insurance, rent and public company costs, increased $2.5 million over the six months ended June 30, 2004. Another $0.8 million of the increase for the period resulted from amortization of merger-related intangible assets. Expenses associated with management turnover increased $0.2 million in the first six months of 2005, compared to the first six months of 2004. Our bad debt expense was about $0.1 million lower in the first six months of 2005, compared to the first six months of 2004.

Interest expense, net of interest and other income, for the six months ended June 30, 2005 was $0.5 million. We had essentially no net interest expense in the prior year period.

Liquidity and Capital Resources

Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. To a lesser extent, we also financed our operations through equipment financing and other loans that were fully repaid as of December 31, 2002. In January of 2003, we raised an additional $8.3 million, net of expenses, through a private placement of our common shares. In November of 2004, we raised an additional $11.1 million, net of expenses, through a second private placement of our common shares and warrants to purchase our common shares. As of June 30, 2005, we had $4.3 million of cash and cash equivalents and $12.2 million of working capital.

For the six months ended June 30, 2005, net cash used in operating activities was $2.6 million principally due to our net loss of $3.1 million, offset by non-cash charges of $1.9 million, including depreciation and amortization, stock-based compensation and provisions to reserves for uncollectible accounts receivable and inventory. Stock-based compensation for the six months ended June 30, 2005 was essentially zero, resulting from the impact of decreases in our stock price on the revaluation of consultant options. Approximately $1.4 million in cash was used in the six month period by changes in working capital accounts, including a $0.4 million increase in accounts and notes receivable, a $0.7 million increase in inventory and a $0.2 million increase in prepaid expenses. Accounts payable and accrued liabilities, in aggregate, decreased by $0.1 million. For the six months ended June 30, 2005, $0.4 million was provided by investing activities, with net sales of marketable securities providing $0.9 million offset by $0.4 million used in purchase of property and equipment and $50,000 used in the acquisition of a patent license from EMcision Limited Incorporated (“EMcision”). The acquisition of the EMcision license further required the Company to commit to payment of an additional $500,000 in the future and to issue 150,000 of its common shares valued at $403,500. Financing activities for the six months ended June 30, 2005 used $6.5 million in cash, reflecting $6.8 million in debt payments made during the period offset by $0.3 million raised by the issuance of common stock in conjunction with the exercise of stock options.

We have, from time to time, financed equipment through capital and operating leases. Also, in the course of the Horizon merger, we acquired debt, the balance of which was $10.0 million as of June 30, 2005. As of June 30, 2005, we had no future minimum payments due under capital leases. Future minimum payments due under our operating leases and debt agreements were as follows (in thousands):

	Operating Leases	Debt	Total
Six months ending December 31, 2005	$213	$354	$567
Year ending December 31, 2006	404	382	786
Year ending December 31, 2007	383	988	1,371
Year ending December 31, 2008	350	8,262	8,612
Year ending December 31, 2009	355	—	355
Year ending December 31, 2010 and thereafter	116	—	116

Total of future minimum operating lease payments	$1,821	$9,986	$11,807

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Our net cash used in operating activities was $2.6 million for the six month period ended June 30, 2005. Our balance of cash and cash equivalents at June 30, 2005 was $4.3 million. Subsequent to June 30, 2005, the Company completed a private placement of Senior Convertible Notes (the “New Notes”, see “Private Placement of Convertible Debt”). The terms of the New Notes require the Company to pay the unpaid balances of the Senior Notes and such payment will reduce the Company’s interest expense by approximately $600,000 on an annualized basis. Additionally, the Securities Purchase Agreement pursuant to which the New Notes were issued (the “Purchase Agreement”) allows for subordination of the New Notes to certain working capital indebtedness. As a result, the Company is currently negotiating for a working capital line of credit to support its working capital needs. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current balances of cash and cash equivalents and the successful negotiation and execution of a working capital line of credit will satisfy our cash requirements for at least the next 12 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements and/or we are unsuccessful in entering into a working capital line of credit, we may need to sell additional equity or debt securities, obtain an additional credit facility or renegotiate debt repayment terms. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to us and our stockholders, or that we will be successful in renegotiating debt repayment terms. Failure to obtain sufficient funds on acceptable terms when needed, to make timely debt payments, or to achieve our growth or profitability objectives may require us to curtail operations, perhaps to a significant extent.

Private Placement of Convertible Debt

On August 5, 2005, the Company completed a private placement of subordinated Senior Convertible Notes with an aggregate principal amount of $9.7 million. The New Notes were issued pursuant to a Securities Purchase Agreement among the Company and Atlas Master Fund, Ltd., which is not related to the Company. No warrants or other securities were issued in conjunction with the Purchase Agreement and the Company incurred no financing costs, other than normal and customary legal expenses. The New Notes are convertible into shares of common stock of the Company at an initial conversion price of $4.03 per share of common stock. The conversion price is subject to adjustment in certain circumstances. Until conversion or maturity, the New Notes bear interest at the rate of 6.5% per annum, payable semiannually in cash. Absent conversion, the New Notes mature on August 5, 2008.

The securities sold pursuant to the Purchase Agreement have not yet been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. Pursuant to the Purchase Agreement, the Company is required to file a registration statement on Form S-3 within 30 days after the closing of the transaction for purposes of registering the resale of the shares of Common Stock issuable upon conversion of the Notes. If (i) the registration statement is not declared effective within 60 days after the filing in the event that the SEC does not undertake a review of the registration statement, or (ii) such registration statement is not declared effective within 120 days after the filing in the event that the SEC does undertake a review of the registration statement, then the Company has agreed to make pro-rata payments to each of the Investors in an amount equal to 1% of the aggregate purchase price paid by each Purchaser for the New Notes for each 30-day period following the applicable deadline or during any period in which sales cannot be made (the “Default Fee”), provided that in no event shall the aggregate amount of cash to be paid as Default Fees exceed 12% of the aggregate purchase price paid by each Purchaser for the New Notes.

The consummation of the Purchase Agreement and the issuance of the New Notes triggered an event of default under the note purchase agreement governing the Company’s Senior Notes held by Medtronic and ComVest (the “Note Purchase Agreement”). Accordingly, as of August 5, 2005, ComVest and Medtronic may, by written notice to the Company, declare the unpaid principal amount of the Senior Notes to be immediately due and payable, together with the interest accrued thereon and all fees, costs, expenses, indemnities and other obligations (as defined in the Note Purchase Agreement). The Company is not currently aware of any material fees, costs or expenses. Alternatively, Medtronic and ComVest may convert any portion of the principal amount of the Senior Debt into shares of the Company’s common stock at a price equal to 90% of the five day average of the closing price of the Company’s common stock before the date of the notice. As of August 9, 2005, the aggregate unpaid principal amount of the Senior Notes is $8,262,000, and the aggregate amount of accrued interest payable on the 2002 Senior Notes is $115,894.

Pursuant to the terms of the New Notes, the Company must repay the Senior Notes within 21 days of the issuance of the New Notes, or August 26, 2005. Failure to repay the Senior Notes will result in an Event of Default (as defined in the Notes). ComVest and Medtronic were sent notice of the Company’s intent to prepay the Senior Notes on August 5, 2005. Unless ComVest and / or Medtronic elect to convert their debt into shares of the Company’s common stock, the Company will use the proceeds from the private placement to retire the Senior Notes on or about August 9, 2005. Further, the Company plans to use the proceeds from the private placement to retire its Junior Note held by Bank of America prior to August 12, 2005.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once the final guidance is issued.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have any impact on our financial position, results of operations and cash flows. The Company does not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes are required to be restated to conform to this consensus and the Company is required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which contingently convertible notes are outstanding. In August 2005, the Company issued contingently convertible debt (see Note 16, “Subsequent Event: Convertible Debt Financing”). Although the Company has not yet quantified the impact of this standard on its financial statements, it is likely that adoption of this standard will have a material impact on the Company’s results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. SFAS No. 123R is effective for the Company in the quarter ending March 31, 2006. Upon adoption of SFAS 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. Management is currently evaluating the transition methods, valuation methodologies and other assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately implemented by the Company upon adoption of SFAS No. 123R. Although the Company has not yet fully quantified the impact this standard will have on its financial statements, it is likely that the adoption of SFAS No. 123R will have a material impact on the Company’s financial position and results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued and made effective two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

In March 2005, the SEC released Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. Management is currently evaluating the impact SAB 107 will have on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Factors That May Affect Future Results

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We have limited experience manufacturing our RFA and SAC disposable devices in substantial quantities, and if we are unable to hire sufficient additional personnel or to purchase additional equipment or are otherwise unable to meet customer demand, our business could suffer. Also, we have consolidated our manufacturing operations at our Manchester, Georgia location, and, prior to September 30, 2004, personnel at that location had essentially no experience in manufacturing our radiofrequency ablation disposable devices.

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

We have transitioned our California-based manufacturing operations to our Manchester, Georgia location. We have incurred low product yields in our initial production runs of RFA products in Georgia. If we become unable to meet customer demand for our products, or if the high initial costs associated with manufacture of our RFA products in Georgia do not abate, our business could suffer.

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

We may be unable to realize all of the anticipated benefits of our merger with Horizon Medical Products.

Our merger with Horizon involved the integration of two companies that previously have operated independently, a complex, costly and time-consuming process. The difficulties of combining the companies’ operations have included, among other things:

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

We believe the integration of the two companies to be essentially complete as of June 30, 2005. However, as of June 30, 2005, we have less than a full year of combined operations, and we may, in the future, encounter again any or all of the difficulties in operational integration we have faced in the period since the merger. These difficulties could include an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel. Further, the diversion of our management’s attention and any delays or difficulties encountered in connection with the operation of our geographically disparate organization could harm our business, results of operations, financial condition or prospects.

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

We incurred net losses of $3.1 million during the first six months of 2005, $9.3 million in 2004, $11.1 million in 2003, $13.5 million in 2002, $13.0 million in 2001, $12.8 million in 2000 and $7.5 million in 1999. At June 30, 2005, we had an accumulated deficit of $91.4 million. To become profitable we must increase our sales and continue to limit the growth of our operating expenses. If our sales do not grow, or if expenses grow excessively, we may not be able to achieve or maintain profitability in the future.

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

Alternative therapies could prove to be superior to our radiofrequency ablation system or our implantable specialty access products, and physician adoption of our products could be negatively affected.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products, and yet we may be unable to do so. A number of companies in our market, as well as universities and research institutions, have issued patents and have filed patent applications that relate to the use of radiofrequency energy to ablate soft tissue or to the design or manufacture of implantable vascular products. Under certain circumstances these patent applications could result in lawsuits against us. Our pending United States and foreign patent applications may not issue or may issue and be subsequently successfully challenged by others. In addition, our pending patent applications include claims to material aspects of our products that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

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

We are substantially dependent on M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, which accounted for 18% of our international sales in the first six months of 2005 and 19% of our international sales for the year ended December 31, 2004. International sales accounted for 16% of our total sales in the first six months of 2005 and 16% of our total sales for the year ended December 31, 2004. The loss of this distributor, or a significant decrease in demand from this distributor, could cause our sales to decline substantially.

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

We are aware that some of our distributors have, in the past, built up inventory of our products. As a result, future sales to these distributors could be negatively impacted. Sales to our Japanese distributor in 2004 and 2003 and to a domestic distributor in the three months ended September 30, 2004 were so affected. In addition, while our distributors have no price protection and may only return undamaged products per our return policies, if we permit the return of products in excess of our provision for returns, we will have to adjust our revenues relating to these products. This may also impact our revenue recognition policy on future distributor sales.

In 2002, we significantly increased our allowance for doubtful accounts to address the risk associated with longer collection periods that have arisen principally with our European distributors. Although the deterioration we experienced in international collections in 2002 stabilized in 2003, and has remained stable in 2004 and 2005, we may encounter new difficulties with collections that require further increases in our allowance for doubtful accounts in the future, and we may require specific accounts to post letters of credit or pay in advance to minimize our credit risk. Further, we may, in the future, terminate relationships with some of our distributors, making collection of accounts receivable with these customers difficult. We believe our allowance for doubtful accounts sufficiently reflects this possibility, but additional provisions to the allowance for doubtful accounts are could be required. Additional future increases in our allowance for doubtful accounts would reduce our profits.

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

We are highly dependent on the principal members of our management team, including our Chief Executive Officer as well as key staff in the areas of finance, operations and research and development. During our second quarter ended June 30, 2005, our Chief Financial Officer announced his resignation effective as of October 2005, and a search is being conducted for a replacement. Our future success will depend in part on the continued service of our staff and our ability to identify, hire and retain additional personnel. The markets for qualified management personnel in Northern California, where our headquarters are located, and Georgia, where are primary operating facilities are located, are competitive and expected to remain so. Because the environment for qualified personnel is so competitive, costs related to compensation may increase significantly. If we are unable to attract and retain both the management team and key personnel we need to support and grow our business, our business will suffer.

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

Our stock price is likely to fluctuate owing to market uncertainty about our ability to successfully integrate the operations of Horizon and manage our cash. Our stock price may also fluctuate for a number of other reasons including:

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

In the past, we have experienced shortages in the supply of accessory infusion pumps used in conjunction with our Starburst Xli and Starburst Xlie lines of disposable radiofrequency devices. We currently have one supplier for our accessory infusion pumps and, although we believe this supplier to be reliable, future disruptions in supply are possible. In that event, our business could suffer due to lower sales or higher costs.

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

Our executive officers and directors, and their respective affiliates, own approximately 4.6% of our outstanding common stock as of June 30, 2005. These stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assumed fixed rate borrowings in conjunction with our merger with Horizon Medical Products. These borrowings have increased our interest expense. Also, changes in interest rates will affect the fair market value of these borrowings. As of June, 2005 the Company’s borrowings and related interest rates were as follows:

	Balance Oustanding	Interest Rate
Senior subordinated convertible notes	$8,262,000	8.0%
Junior promissory note	1,392,500	6.0%
Note payable	331,450	8.0%

Total borrowings outstanding and weighted average interest rate	$9,985,950	7.7%

On July 29, 2005, the interest rate on the Senior Subordinated Convertible Notes increased to 14%. Except for these factors, our market risk disclosures have not changed significantly from those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2004, as amended.

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

Changes in Internal Control Over Financial Reporting

The material weaknesses identified and discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as amended, have resulted in changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although not yet complete, during the quarter ended June 30, 2005, we continued the following actions to remediate the material weaknesses we identified to be present as of December 31, 2004:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May, 2005, the Company issued 150,000 shares of its commons stock to EMcision Limited pursuant to an exclusive worldwide license agreement for the Habib Sealer ™ disposable radiofrequency resection device. In addition to the shares of common stock, the Company made a cash payment of $50,000 to EMcision and agreed to pay $500,000 upon the one year anniversary of the agreement. Further, the Company will pay EMcision an additional $200,000 upon the United States Food and Drug Administration’s approval of EMcision’s 510(K) application for use of the technology in the United States.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	On June 8, 2005, the Annual Meeting of Stockholders of RITA Medical Systems, Inc. was held in Menlo Park, California.

(b)	An election of Class II directors was held with the following individuals being elected to our Board of Directors to serve until our Annual Meeting of Stockholders for the year ending December 31, 2008:

James E. Brands	(31,813,516 votes for, 3,428,433 votes withheld)
Thomas J. Dugan	(31,898,292 votes for, 3,343,657 votes withheld)
Wesley E. Johnson, Jr.	(31,903,231 votes for, 3,338,7181 votes withheld)

(c)	Other matters voted upon and approved at the Annual Meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

•	Approval of the 2005 Stock and Incentive Plan (18,631,261 votes in favor, 4,347,056 votes opposed, 108,191 votes abstaining, 12,155,441 broker non-votes).

•

Approval of amendments to the 2000 Directors’ Stock Option Plan (the “Directors’ Plan”) to, among other things, (i) increase the number of shares of common stock issuable under the Directors’ Plan by an additional 500,000 shares, to an aggregate of 1,000,000 shares (approximately 2.4% of the outstanding shares as of April 11, 2005), (ii) increase the number of shares subject to options granted to nonemployee directors in connection with their initial appointment to the Board (from 25,000 shares) to 35,000 shares, (iii) increase the number of shares subject to options granted as of each annual meeting of stockholders to nonemployee directors in connection with their continued service on the Board (from 10,000 shares) to 20,000 shares, (iv) add new automatic annual option grants of 30,000 shares as of each annual meeting of stockholders to a nonemployee director who is serving as Chairman of the Board of the Company (in lieu of the 20,000-share annual option grant that other nonemployee directors will receive), (v) add new automatic annual option grants of 5,000 shares as of each annual meeting of stockholders to each nonemployee director who is at that time serving on a committee of the Board, (vi) add new automatic annual option grants of 2,000 shares as of each annual meeting of stockholders to each nonemployee director who is at that time serving as a chairperson of a committee of the Board (in addition to the 5,000-share option grant the director would be entitled to receive for serving on a committee as described above), (vii) provide that the number of shares to be granted subject to each automatic option grant as described above will automatically increase each year (beginning in 2006) by 3% of the number of shares subject to that type of automatic option grant for the previous year, (viii) provide that all options granted to nonemployee directors upon their initial appointment to the Board shall vest and become exercisable as to 1/36th of the total option shares each month following the grant date assuming continued service on the Board throughout such period (compared to 1/48th monthly vesting under the current terms of the Directors’ Plan), (ix) provide that all options granted to nonemployee directors as of the date of the Company’s annual meeting of stockholders shall vest and become exercisable, assuming continued service on the Board throughout such period, as of the earlier of (a) the one year anniversary of the date of grant of the option and (b) the date immediately preceding the date of the annual meeting of the Company’s stockholders for the year following the year of grant of the option, and (x) permit nonemployee directors eligible to receive any Board retainer payment to elect to receive such payment in the form of shares of our common stock issued under the Directors’ Plan (18,598,291 votes in favor, 4,383,448 votes opposed, 104,769 votes abstaining, 12,155,441 broker non-votes).

•	A proposal to re-appoint PricewaterhouseCoopers LLP as the Company’s independent public accountants was not considered.

Item 5. Other Information. Not applicable.

Item 6. Exhibits.

(a) Exhibits:

4.12	Warrant dated December 13, 2001 between the Company and BEKL Corporation

10.4(1)	2000 Directors’ Stock Option Plan (as amended) and form of option agreement

10.90(1)	2005 Stock and Incentive Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to our report on Form S-8 (File No. 333-126471) filed with the SEC on July 8, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC

By:	/S/ Joseph DeVivo
Joseph DeVivo President and Chief Executive Officer

Date: August 9, 2005

EXHIBIT INDEX

4.12	Warrant dated December 13, 2001 between the Company and BEKL Corporation

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer