Form 10-Q
period 2005-09-30
RITA MEDICAL SYSTEMS INC
filed 2005-11-09
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 31, 2005, there were 41,967,768 shares of the registrant’s common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,167	$12,978
Marketable securities	—	880
Accounts and note receivable, net	6,805	6,410
Inventories	7,486	7,126
Prepaid and other current assets	1,361	792

Total current assets	18,819	28,186
Long term note receivable, net	96	177
Property and equipment, net	2,062	1,966
Goodwill	91,339	91,339
Intangible assets, net	29,758	30,600
Other assets	519	41

Total assets	$142,593	$152,309

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,927	$2,572
Accrued liabilities	3,435	4,159
Current portion of long term debt	223	7,200

Total current liabilities	6,585	13,931
Long term debt, less current portion	9,700	9,632
Other long term liabilities	67	90

Total liabilities	16,352	23,653

Commitments and contingencies (see Note 17)	—	—
Stockholders’ equity
Common stock, $0.001 par value:
Authorized: 150,000 shares at September 30, 2005 Issued and outstanding: 41,906 shares at September 30, 2005 and 41,350 shares at December 31, 2004	42	41
Additional paid-in capital	218,255	216,893
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(92,056)	(88,276)

Total stockholders’ equity	126,241	128,656

Total liabilities and stockholders’ equity	$142,593	$152,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales	$11,191	$7,951	$34,351	$17,254
Cost of goods sold	4,522	2,821	13,950	6,106

Gross profit	6,669	5,130	20,401	11,148

Operating expenses:
Research and development	894	928	2,932	2,752
Selling, general and administrative	6,299	6,139	20,482	14,523
Restructuring charges	—	1,089	60	1,089

Total operating expenses	7,193	8,156	23,474	18,364

Loss from operations	(524)	(3,026)	(3,073)	(7,216)
Interest expense	(206)	(242)	(704)	(242)
Interest income and (other expense), net	25	10	(3)	27

Net loss	$(705)	$(3,258)	$(3,780)	$(7,431)

Net loss per common share, basic and diluted	$(0.02)	$(0.10)	$(0.09)	$(0.33)

Shares used in computing net loss per common
share, basic and diluted	41,794	31,079	41,601	22,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,780)	$(7,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,939	1,587
Loss on disposal of property and equipment	—	23
Amortization of stock-based compensation	85	103
Allowance for doubtful accounts	30	(101)
Provision for obsolete inventories	317	(117)
Changes in operating assets and liabilities:
Accounts and note receivable, net	(455)	(912)
Inventories	(677)	282
Prepaid and other current assets	(431)	(6)
Accounts payable	355	680
Accrued liabilities	(1,773)	(226)
Deferred revenue	(11)	643

Net cash used in operating activities	(3,401)	(5,475)

Cash flows from investing activities:
Purchase of property and equipment	(913)	(509)
Purchase of marketable securities	(81)	(697)
Sales and maturities of marketable securities	963	5,404
Net cash used in merger with Horizon Medical Products, Inc.	—	(224)
Cash used in acquistion of product license	(250)	—
Note receivable, other assets and other long term liabilities	(93)	117

Net cash provided by (used in) investing activities	(374)	4,091

Cash flows from financing activities:
Proceeds from assumption of short term debt	—	503
Proceeds from issuance of convertible debt	9,700	—
Principal payments on debt	(16,609)	(117)
Proceeds from issuance of common stock, net of issuance costs	873	288

Net cash provided by (used in) financing activities	(6,036)	674

Net decrease in cash and cash equivalents	(9,811)	(710)
Cash and cash equivalents at beginning of period	12,978	3,780

Cash and cash equivalents at end of period	$3,167	$3,070

Supplemental disclosure of non-cash investing and financing activities:
Accrued liability in conjunction with acquisition of product license	$500	$—
Equity issued in conjunction with acquisition of product license	$404	$—

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

2. Business Combination

On July 29, 2004, the Company merged with Horizon Medical Products, Inc. (“Horizon”) in a transaction accounted for under the purchase method of accounting. None of Horizon’s results of operations prior to that date are included in the Company’s condensed consolidated statements of operations. However, the Company has prepared pro forma financial information showing sales and net loss for the combined entity for the three and nine month periods ended September 30, 2004, as if the merger occurred as of January 1, 2004. This unaudited pro forma financial information is presented below in comparison to the Company’s unaudited sales and net loss for the three and nine month periods ended September 30, 2005, but is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of January 1, 2004, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	Actual 2005	Pro forma 2004	Actual 2005	Pro forma 2004
Sales	$11,191	$9,306	$34,351	$33,118
Net loss	$(705)	$(6,453)	$(3,780)	$(11,981)
Net loss per common share, basic and diluted	$(0.02)	$(0.18)	$(0.09)	$(0.33)

See also Note 13, “Restructuring”.

3. Liquidity

As of September 30, 2005, the Company’s total assets were $142.6 million, total tangible assets were $21.5 million, total liabilities were $16.4 million, working capital was $12.2 million and cash and cash equivalents totaled $3.2 million. Current and anticipated demand for the Company’s products as well as procurement and production affect the need for capital. Changes in these or other factors could have a material impact on capital requirements and may require the Company to raise additional capital. While the Company believes that its existing cash resources, together with a working capital line of credit that is currently being negotiated, will be sufficient to fund its operating needs for at least the next 12 months, additional financing may be required for the Company’s currently envisioned long term needs. If the Company needs to raise additional financing, it will seek to sell additional equity or debt securities, obtain an additional credit facility or renegotiate debt repayment terms. There can be no assurance that any additional financing, including a working capital line of credit, will be available on terms acceptable to the Company, or at all. In addition, future equity financings could result in dilution to stockholders, and future debt financings could result in certain financial and operational restrictions. Failure to obtain sufficient funds on acceptable terms when needed, to make timely debt payments, or to achieve our growth or profitability objectives may require us to curtail operations, perhaps to a significant extent.

4. Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

In the Company’s quarterly report on Form 10-Q for the three month period ended September 30, 2004, investments in variable rate debt obligations featuring interest rate reset intervals of less than 90 days were classified as cash equivalents. The Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 has been modified from past presentation to give effect to purchases and sales or maturities of such securities in the determination of net cash provided by (used in) investing activities. For the nine months ended September 30, 2004, net cash provided by investing activities increased by $800,000. The Company’s Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004 were not affected by this reclassification.

5. Net loss per share

Basic earnings per share figures are calculated based on the weighted-average number of common shares outstanding during the period less the weighted-average number of any common shares subject to repurchase by the Company. Diluted earnings per share further includes the effect of potentially dilutive securities consisting of stock options and warrants provided that the inclusion of such securities is not antidilutive; the Company has reported net losses and therefore has excluded such potentially dilutive securities from its calculation of diluted earnings per share. The following numbers of shares represented by outstanding stock options and warrants (prior to application of the treasury stock method) were excluded from the computation of diluted net loss per share as of September 30, 2005 and September 30, 2004 as their effect was antidilutive (in thousands):

	September 30,
	2005	2004
Effect of potentially dilutive securities:
Options	7,432	7,314
Warrants	3,350	78

Total potentially dilutive securities excluded from the computation of net loss
per common share as their effect was antidilutive	10,782	7,392

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

Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s common stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instruments.

The following table illustrates the effect on net loss and net loss per common share for the three and nine month periods ended September 30, 2005 and 2004, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation granted under all of its stock option plans and its employee stock purchase plan (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(705)	$(3,258)	$(3,780)	$(7,431)
Add: Stock-based employee compensation expense included in reported net loss	51	2	85	103
Deduct: Total stock-based employee compensation
determined under the fair value based method for all awards	(619)	(1,847)	(1,624)	(2,605)

Net loss, pro forma	$(1,273)	$(5,103)	$(5,319)	$(9,933)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.10)	$(0.09)	$(0.33)
Pro forma	$(0.03)	$(0.16)	$(0.13)	$(0.44)

The determination of stock-based employee compensation, as relating to the Company’s stock option plans under the fair value based method, used the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Volatility	78%	76%	78%	76%
Risk-free interest rate	3.83%	3.57%	3.83%	3.55%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	0%	0%	0%	0%

The corresponding assumptions for the Company’s employee stock purchase plan were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Volatility	60%	60%	60%	60%
Risk-free interest rate	2.77%	1.18%	2.22%	1.10%
Expected life	0.5 years	0.9 years	0.5 years	0.7 years
Expected dividends	0%	0%	0%	0%

7. Inventories

The components of the Company’s inventories at September 30, 2005 (unaudited) and December 31, 2004, respectively, were as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$3,107	$2,776
Work-in-process	828	682
Finished goods	3,551	3,668

	$7,486	$7,126

8. Property and equipment and related depreciation

The components of the Company’s property and equipment and related accumulated depreciation at September 30, 2005 (unaudited) and December 31, 2004, respectively, were as follows (in thousands):

	September 30, 2005	December 31, 2004
Computer equipment and software	$1,548	$1,464
Furniture and fixtures	423	413
Leasehold improvements	1,394	1,289
Machinery and equipment	5,937	5,223

	9,302	8,389
Less: accumulated depreciation	(7,240)	(6,423)

	$2,062	$1,966

Depreciation expense was approximately $319,000 and $817,000 for the three and nine month periods ended September 30, 2005, respectively and approximately $270,000 and $781,000 for the three and nine month periods ended September 30, 2004, respectively. Depreciation expense for the year ended December 31, 2004 was approximately $1,074,000.

9. Intangible assets and related amortization

The Company’s intangible assets and related accumulated amortization at September 30, 2005 (unaudited) and December 31, 2004, respectively, were as follows (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent defense litigation costs	$2,755	$(776)	$1,979	$2,755	$(593)	$2,162
Capitalized patent license agreements	3,804	(829)	2,975	2,650	(561)	2,089
Loan closing costs of August, 2005 debt financing	127	(7)	120	—	—	—
Intangible assets recorded at merger with Horizon:
Customer relationships	16,600	(1,291)	15,309	16,600	(461)	16,139
Product technology	6,900	(671)	6,229	6,900	(239)	6,661
Trademarks	3,000	(350)	2,650	3,000	(125)	2,875
Isomed distribution contract	700	(204)	496	700	(73)	627
Loan closing costs	73	(73)	—	73	(32)	41
Non-compete contracts	36	(36)	—	36	(30)	6

	$33,995	$(4,237)	$29,758	$32,714	$(2,114)	$30,600

The Company’s capitalized patent license agreements include a license acquired during the quarter ended June 30, 2005 from EMcision Limited Incorporated (“EMcision”). During the nine months ended September 30, 2005, in acquiring this license, the Company has made $250,000 in cash payments, assumed a liability to pay another $500,000 in cash and issued 150,000 shares of its common stock valued at $403,500.

The remaining amortization periods of the Company’s intangible assets as of September 30, 2005 are as follows:

Amortization periods of intangible assets
Capitalized patent defense litigation costs	8 years
Capitalized patent license agreements	4 - 13 years
Customer relationships	14 years
Product technology	11 years
Trademarks	9 years
Isomed distribution contract	3 years
Loan closing costs	3 years

Aggregate amortization expense for the nine months ended September 30, 2005, estimated amortization expense for the three months ended December 31, 2005, and estimated amortization expense for each of the five years ended December 31, 2006 through 2010 is as follows (in thousands):

Aggregate amortization expense:
For the nine months ended September 30, 2005	$2,122

Estimated amortization expense:
For the three months ended December 31, 2005	$712
For the twelve months ended December 31, 2006	$2,850
For the twelve months ended December 31, 2007	$2,850
For the twelve months ended December 31, 2008	$2,759
For the twelve months ended December 31, 2009	$2,545
For the twelve months ended December 31, 2010	$2,423

10. Accrued liabilities

The components of the Company’s accrued liabilities as of September 30, 2005 (unaudited) and December 31, 2004 were as follows (in thousands):

	September 30, 2005	December 31, 2004
Payroll and related expenses	$992	$2,170
Accrued vacation	331	280
Accrued legal and audit expenses	197	491
Accrued sales and franchise taxes	317	403
Accrued financing of prepaid insurance	548	—
Other accrued liabilities	1,050	815

	$3,435	$4,159

11. Goodwill

In accordance with the Company’s policy, the potential impairment of the Company’s goodwill will be reviewed annually, or more often if changes in business conditions so dictate. The Company’s market capitalization as of September 30, 2005 was approximately $149.2 million, $23.1 million more than the carrying value of the Company’s net assets. As of December 31, 2004, the Company’s market capitalization exceeded the carrying value of its assets by $31.4 million. However, since July 29, 2004, the date of the Company’s merger with Horizon that gave rise to the Company’s goodwill asset, there have been dates as of which the Company’s market capitalization was less than the carrying value of its net assets. The Company believes that such results reflect only market uncertainty regarding the integration of operations following the merger with Horizon as well as generally lower valuations of companies in the Company’s market sector since July 2004. Further, the Company’s management continues to believe the price paid for Horizon to be fair, considering the fair value of net assets acquired and operational savings resulting from the merger and the anticipated performance of the Company.

For these reasons, and because the Company’s market capitalization is in excess of its net assets as of September 30, 2005 and also as of October 31, 2005, the Company believes it is not now confronted by an event or circumstance that would more likely than not reduce the fair value of the Company below the carrying amount. However, if in the future the Company’s market capitalization decreases below its net assets, the Company will perform a review to assess the potential impairment of its goodwill asset.

12. Debt

The Company is liable for a note payable for the Stepic business purchase (the “Stepic Note”). As of September 30, 2005, $223,162 was owed under the Stepic Note. The Stepic Note bears interest at 8% and calls for monthly interest and principal payments of approximately $38,000. The Stepic Note is due and scheduled to be fully repaid in March 2006.

On August 5, 2005, the Company completed a private placement of subordinated Senior Convertible Notes (the “New Notes”) with an aggregate principal amount of $9.7 million. The New Notes were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) among the Company and Atlas Master Fund, Ltd., which is not related to the

Company. No warrants or other securities were issued in conjunction with the Purchase Agreement and the Company incurred no financing costs other than normal and customary legal and other professional expenses. The New Notes are convertible into shares of common stock of the Company at an initial conversion price of $4.03 per share of common stock. The conversion price of $4.03 per share of common stock was greater than the per share fair market value of the Company’s common stock on the date of issuance of the New Notes. The conversion price is subject to adjustment in certain circumstances including common stock splits or like events. Until conversion or maturity, the New Notes bear interest at the rate of 6.5% per annum, payable semiannually in cash. Absent conversion, the New Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date the closing price of the common stock has been at or above 102% of the then current conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the New Notes shall automatically be converted into common stock, subject to certain conditions. The issuance of the New Notes was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering.

Pursuant to the Purchase Agreement, the Company was required to file a registration statement on Form S-3 within 30 days after the closing of the transaction for purposes of registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Timely filing of such a registration statement on Form S-3 was made and the registration statement has been declared effective by the SEC.

As of the issuance date of the New Notes, the Company also owed $8,262,000 plus accrued interest to holders of the Company’s Senior Subordinated Convertible Notes (the “Senior Notes”) and $1,392,500 plus accrued interest to the holder of the Company’s Junior Promissory Note (the “Junior Note”). Pursuant to the terms of the New Notes, the Company was required to repay the Senior Notes and the Junior Note within 21 days of the issuance of the New Notes, or August 26, 2005. The Senior Notes were repaid on August 9, 2005 and the Junior Note was repaid on August 11, 2005.

Future maturities of debt outstanding as of September 30, 2005 are as follows (in thousands):

Three months ending December 31, 2005	$110
Three months ending March 31, 2006	113
Nine months ending December 31, 2006	—
Twelve months ending December 31, 2007	—
Twelve months ending December 31, 2008	9,700

$9,923

13. Restructuring

In the nine month period ended September 30, 2005, in connection with the merger of RITA and Horizon, the Company recorded a restructuring charge of $60,000 related to the termination of employees to eliminate certain duplicative activities, primarily in the sales, accounting and operations areas. The total of such charges since July 29, 2004, the day the merger was completed, is $1,369,000. These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of September 30, 2005, $1,299,000 of the accrued amount has been paid and $70,000 remains unpaid.

14. Segment information

As a result of the merger with Horizon, the Company expanded its customer base and portfolio of products, which resulted in two groups of medical oncology products: radiofrequency ablation (RFA) systems, which consist largely of the products sold by RITA prior to the merger, and specialty access catheter products, which are the products sold by Horizon prior to the merger.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer. The Company’s chief operating decision maker reviews financial information on a consolidated basis, accompanied by disaggregated information about sales by groups of similar products for purposes of making operating decisions and assessing financial performance. However, significant expenses such as research and development, sales and marketing and corporate administration are not allocated to product groups or geographical regions, but rather are employed by the entire enterprise. For this reason, the Company’s chief operating decision maker evaluates resource allocation on an enterprise-wide basis, and not on a product or geographic basis. Accordingly, the Company has concluded that it operates in only one reportable segment, the medical oncology products business.

Sales for the Company’s two medical oncology product groups for the three and nine month periods ended September 30, 2005 and 2004 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Radiofrequency ablation products	$4,714	$3,570	$14,404	$12,873
Specialty access catheter products	6,477	4,381	19,947	4,381

Total medical oncology product sales	$11,191	$7,951	$34,351	$17,254

Sales for the Company’s domestic and international selling regions for the three and nine month periods ended September 30, 2005 and 2004 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Domestic	$9,608	$6,828	$28,994	$14,222
International	1,583	1,123	5,357	3,032

Total medical oncology product sales	$11,191	$7,951	$34,351	$17,254

15. Comprehensive income (loss)

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

16. Recent accounting pronouncements

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

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have any impact on the Company’s financial position, results of operations or cash flows. The Company does not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes are required to be restated to conform to this consensus and the Company is required to include the shares issuable upon the conversion of the debt in the diluted earnings per share computation for all periods during which contingently convertible notes are outstanding. In August 2005, the Company issued contingently convertible debt. Although the Company has not yet quantified the impact of this standard on its financial statements, it is likely that adoption of this standard will have a material impact on the Company’s results of operations, financial position, and cash flows.

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

In December 2004, the FASB issued Statement of Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS No. 123R, to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. SFAS No. 123R is effective for the Company in the quarter ending March 31, 2006. Upon adoption of SFAS No. 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. Management is currently evaluating the transition methods, valuation methodologies and other assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately implemented by the Company upon adoption of SFAS No. 123R. Although the Company has not yet fully quantified the impact this standard will have on its financial statements, it is likely that the adoption of SFAS No. 123R will have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. Management is currently evaluating the impact SAB 107 will have on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.” FIN No. 47 was issued to address diverse accounting practices regarding the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing or method of settlement of the related obligations are conditional on future events. FIN No. 47 concludes that liability should be recognized when incurred if the liability can be reasonably estimated. The Company does not believe the adoption of FIN No. 47 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In June 2005, the EITF issued a draft abstract for EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” The conclusion of the EITF was that leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes both required lease periods and renewals that are reasonably assured (as defined in paragraph 5 of Statement 13) as of the date the leasehold improvements are purchased. The Company does not believe the adoption of FIN No. 47 will have a material impact on its consolidated financial position, results of operations or cash flows.

17. Commitments and contingencies

The Company has commitments for operating leases related to facility rental and office equipment. Future minimum payments under operating leases are as follows (in thousands):

Three months ending December 31, 2005	$114
Year ending December 31, 2006	404
Year ending December 31, 2007	383
Year ending December 31, 2008	350
Year ending December 31, 2009	355
Year ending December 31, 2010 and thereafter	116

Total of future minimum operating lease payments	$1,722

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

Overview

We develop, manufacture and market innovative products for cancer patients, including radiofrequency ablation (RFA) systems for treating cancerous tumors as well as percutaneous vascular and spinal access systems. In 2001, we commercially launched our StarBurst XLi family of disposable devices and significantly expanded our direct domestic sales organization and our international distribution network. In 2002, the XLi family of disposable devices gained wide acceptance with our customers in the United States. In 2003, we introduced our next generation in infusion technology, the Xli-Enhanced (“Xlie”) disposable device. The Xlie device builds upon our established infusion expertise, making the ablation process easier and more efficient than it was with previous generations of our devices. In the second quarter of 2005, we introduced our HABIB™ 4X bipolar resection device, which is part of our RFA product line, in our European markets, and in the third quarter of 2005 we received FDA approval for sale of the device in the United States.

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

Management relies on certain statistical measurements to assess trends in sales growth and the effectiveness of our selling strategies. The following table, derived from our Consolidated Statements of Operations and other unaudited data for the three and nine month periods ended September 30, 2005 and 2004, and for the years ended December 31, 2004, 2003 and 2002, sets forth some of these measurements:

	Three months ended September 30,		Nine months ended September 30,		Years ended December 31,
	2005	2004	2005	2004	2004	2003	2002
Total sales (in thousands)	$11,191	$7,951	$34,351	$17,254	$28,215	$16,607	$17,393
Percentage of sales: United States	86%	86%	84%	82%	84%	80%	74%
Percentage of sales: International	14%	14%	16%	18%	16%	20%	26%
Percentage of sales: Radiofrequency products	42%	45%	42%	82%	62%	100%	100%
Percentage of sales: Specialty access catheters	58%	55%	58%	18%	38%	0%	0%
Gross margin	60%	65%	59%	65%	60%	63%	60%

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

Our sales in the United States are more profitable than our sales in international markets because direct selling, which avoids distributor discounts, permits higher average selling prices for our products. Accordingly, we have made significant investments in our domestic sales force in an effort to increase sales growth in the United States, and we introduced our premium-priced Starburst Xli and Xlie families of disposable needles in this region earlier than in Europe or other regions. These actions have for some time resulted in a growing percentage of radiofrequency ablation product sales derived from the domestic market. The specialty access catheter products acquired in the merger with Horizon are also heavily concentrated in the domestic market and we believe the merger permits wider and more efficient sales force coverage of the domestic market. We expect 2005 sales growth in the United States to continue to outpace international growth because we believe the principal impact of the Horizon merger will be upon the domestic market and because we expect initial sales of our HABIB™ 4X bipolar resection device to be much larger in the United States than in international markets.

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

Our manufacturing costs consist of raw materials, including generators and ancillary hardware components produced for us by third-party suppliers, labor to produce our disposable devices and to inspect incoming, in-process and finished goods, sterilization performed by an outside service provider and general overhead expenses. Our manufacturing costs are volume-dependent, and our unit costs should decrease if our production volumes increase but our unit costs should increase if our production volumes decrease. The integration of our manufacturing operations in our Manchester, Georgia location, completed during the second quarter of 2005, should result in lower costs in the future from the use of less expensive labor and economies of scale. We also believe we have the opportunity to reduce the cost of our vendor-supplied hardware products through higher order volumes or product redesign. Besides manufacturing costs, our cost of goods sold reflects amortization of intangible assets relating to product technology. We expect these amortization charges to continue through 2016. Our cost of goods sold also includes provisions to our reserve for excess and obsolete inventory. Technology in our marketplace has evolved rapidly and we have, from time to time, recognized relatively high expenses related to obsolete inventory as product lines have changed. We may experience similar product changes and related obsolete inventory provisions in the future.

Our gross margins reflect our selling prices, our domestic / international mix percentages, our product mix percentages, our production volumes, the prices we pay for vendor manufactured product and our provisions for obsolete inventory. Our gross margin for the quarter ended September 30, 2005 was 60%, compared to a gross margin of 65% for the quarter ended September 30, 2004. Historically, the gross margin rate for our specialty access catheter products has been lower than that of our radiofrequency ablation products, and our 2005 third quarter gross margin includes three months of sales of these specialty access products, compared to only two months in the 2004 third quarter because the Horizon merger was completed on July 29, 2004. In addition, we incurred costs related to integration of our manufacturing facilities in the first six months of 2005 and we believe we have not achieved optimal efficiency in the manufacture of our RFA products in our Manchester, Georgia location. Also, amortization of our product technology related intangible assets will negatively impact cost of goods sold. Future gross margins may, therefore, be lower than our historical gross margin rates because of inclusion of these products and expenses in our results.

In addition to the selling statistics discussed above, management relies on certain measurements to assess the effectiveness of our operations. The following tables sets forth some of these measurements, derived from our Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004, our Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002, our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005, June 30, 2005 and March 31, 2005, and our Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002 (in thousands):

	Three months ended September 30,		Nine months ended September 30,		Years ended December 31,
	2005	2004	2005	2004	2004	2003	2002
Research and development expense	$894	$928	$2,932	$2,752	$3,787	$4,294	$5,052
Selling, general and administrative expense	6,299	6,139	20,482	14,523	20,637	17,418	19,366
Restructuring charges	—	1,089	60	1,089	1,309	—	—

Total operating expenses	$7,193	$8,156	$23,474	$18,364	$25,733	$21,712	$24,418

	September 30,	June 30,	March 31,	December 31,
	2005	2005	2005	2004	2003	2002
Cash and cash equivalents	$3,167	$4,262	$5,906	$12,978	$3,780	$4,438
Marketable securities, current and long term	—	—	251	880	5,755	8,397

Total cash and marketable securities	$3,167	$4,262	$6,157	$13,858	$9,535	$12,835

If we are to become profitable, we must appropriately manage our operating expenses. Our operating expenses consist of product development costs, clinical trial expenses, patent litigation expenses, sales and marketing expenses related to our selling efforts in the United States, Europe and Asia, and administrative expenses, including the costs associated with our status as a public company, professional service expenses and our provisions for uncollectible accounts. Changes in these expenses are determined by the breadth of our new product development portfolio, the number of headcount we maintain in our selling and administrative functions, the scope of our marketing efforts, the costs we incur in defense of our patents and intellectual property rights and the extent to which credit issues and economic conditions constrain our ability to collect our receivables.

Research and development spending in the quarter ended September 30, 2005 was $0.9 million, compared to $0.9 million in the quarter ended September 30, 2004. Research spending in the fourth quarter of 2005 is expected to increase modestly, driven by programs aimed at technical innovation of our radiofrequency ablation products.

Selling, general and administrative expense in the quarter ended September 30, 2005 was $6.3 million, compared to $6.1 million in the quarter ended September 30, 2004. The primary reason for the increase was higher administrative expense, particularly a $0.2 million increase in our provision for uncollectible accounts. Generally, the key components of our selling, general and administrative expense are the costs of our sales group, our marketing expenses, amortization of intangibles created in the Horizon merger, costs of administrative personnel and public company costs, including expenses related to compliance with the Sarbanes-Oxley Act of 2002. We expect little or no growth in selling, general and administrative expenses in the fourth quarter of 2005. We incurred restructuring expenses of $60,000 during the nine months ended September 30, 2005, consisting of severance related to termination of employees to eliminate duplicative activities. The total of such restructuring charges since the merger is $1,369,000, and we believe our restructuring is now complete.

In addition to management of our operating expenses, we must conserve our cash. Our combined total of cash and cash equivalents was $3.2 million as of September 30, 2005, compared to $13.9 million at December 31, 2004. Our net cash used in operating activities for the nine month period ended September 30, 2005 was $3.4 million. We had approximately $9.9 million in debt as of September 30, 2005. We may in the future need to raise additional cash through borrowing or sale of equity securities or to renegotiate the payment terms of our debt.

We incurred a net loss of $0.7 million for the quarter ended September 30, 2005 compared to $3.3 million for the quarter ended September 30, 2004. Future profitability depends on, among other things, our success in expanding product usage in our current markets and in developing new markets, our success in introducing new products to our various markets, and our ability to improve our gross margins and control our expenses. To the extent current or new markets do not materialize in accordance with our expectations, our sales could be lower than expected and we may be unable to achieve or sustain profitability. Further, in the first quarter of 2006, we expect to implement SFAS No. 123R. We have not yet determined the impact of SFAS No. 123R on our results in 2006, or in subsequent years, but we expect to incur significant charges as a result of adoption of the standard.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates were discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2004, as amended. All of the policies and estimates discussed at that time remain unchanged.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations for the quarter ended September 30, 2005 and the four preceding fiscal quarters:

	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004
Domestic sales	86%	81%	86%	86%	86%
International sales	14%	19%	14%	14%	14%

Total sales	100%	100%	100%	100%	100%
Cost of goods sold	40%	39%	43%	47%	35%

Gross profit	60%	61%	57%	53%	65%

Operating expenses:
Research and development	8%	8%	9%	9%	11%
Selling, general and administrative	56%	62%	60%	56%	78%
Restructuring charges	0%	0%	1%	2%	14%

Total operating expenses	64%	70%	70%	67%	103%

Loss from operations	(5)%	(9)%	(13)%	(14)%	(38)%
Interest expense	(2)%	(2)%	(3)%	(3)%	(3)%
Interest income and other expense, net	1%	(1)%	1%	0%	0%

Net loss	(6)%	(12)%	(15)%	(17)%	(41)%

Three months ended September 30, 2005 and 2004

The following table, which sets forth key comparisons of our sales results for the third quarter of 2005 compared to the third quarter of 2004, provides additional information on the impact of the consolidation of our acquired specialty access catheter products upon our results (in thousands):

	Three months ended September 30,
	2005	2004	Growth	%
Domestic sales:
Radiofrequency ablation products	$3,685	$2,804	$881	31%
Specialty access catheter products	5,923	4,024	1,899	47%

Total domestic sales	$9,608	$6,828	$2,780	41%

International sales:
Radiofrequency ablation products	$1,029	$766	$263	34%
Specialty access catheter products	554	357	197	55%

Total international sales	$1,583	$1,123	$460	41%

Total radiofrequency ablation sales	$4,714	$3,570	$1,144	32%
Total specialty access catheter products	6,477	4,381	2,096	48%

Total sales	$11,191	$7,951	$3,240	41%

For the quarter ended September 30, 2005, sales totaled $11.2 million, an increase of 41% or $3.2 million from $8.0 million in the third quarter of 2004. Sales of specialty access catheter products acquired in the merger with Horizon explained most of this increase, adding $2.1 million to our sales, although we note that the 2004 period included only two months of Horizon’s results. Sales of our radiofrequency ablation products increased $1.1 million or 32% compared to the quarter ended September 30, 2004. Domestic sales of radiofrequency ablation products were 31% higher in the 2005 quarter than in the 2004 quarter. International sales of radiofrequency ablation products were 34% higher in the 2005 quarter than in the 2004 quarter. For the quarter ended September 30, 2005, domestic sales represented 86% of total sales, compared to 86% in the third quarter of 2004. Sales for the quarter ended September 30, 2005 were lower than sales for the quarter ended June 30, 2005 by $0.8 million due to a $0.5 million decrease in sales in our international markets, and a $0.3 million decrease in our domestic market, primarily reflecting lower sales volumes of our RFA product line. We believe the international decrease to be primarily attributable to seasonal factors. We believe the domestic decrease was at least in part attributable to the impact of hurricane Katrina on our hospital customers in the southeastern United States, an impact that is likely to continue for several quarters.

Cost of goods sold for the quarter ended September 30, 2005 was $4.5 million, up from $2.8 million for the quarter ended September 30, 2004. Cost of goods sold of specialty access catheter products acquired in the merger with Horizon explained most of this increase, adding $1.1 million to our cost of goods sold, although we note that the 2004 period included only two months of Horizon’s results. Cost of goods sold for the quarter ended September 30, 2005 also reflects a $0.3 million increase in patent-related amortization and $0.4 million in net costs associated with provisions to our reserve for obsolete inventory. Our gross margin rate was 60% in the third quarter of 2005, compared to 65% in the quarter ended September 30, 2004. Historically, the gross margin rate for our specialty access catheter products has been lower than that of our radiofrequency ablation products, and our 2005 third quarter gross margin includes three months of sales of these specialty access products, compared to only two months in the 2004 third quarter because the Horizon merger was completed on July 29, 2004. In addition, we believe we have not achieved optimal efficiency in the manufacture of our RFA products in our Manchester, Georgia location. Also, amortization of our product technology related intangible assets will negatively impact cost of goods sold. Future gross margins may, therefore, be lower than our historical gross margin rates because of inclusion of these products and expenses in our results.

Research and development expenses for the third quarter ended September 30, 2005 were $0.9 million, equal to the $0.9 million of research and development expense we incurred in the third quarter of 2004. In the 2005 quarter, spending on our RFA related development work decreased modestly compared to the 2004 quarter, offset by small increases in SAC project spending. In the fourth quarter, we expect that research and development expenses will show a small increase due to higher activity and spending in our RFA development project area, with essentially flat spending elsewhere.

Selling, general and administrative expenses for the quarter ended September 30, 2005 were $6.3 million, compared to $6.1 million in the third quarter of 2004. Sales and marketing expenses for the 2005 quarter were essentially flat at $3.4 million. General and administrative expenses rose from $2.7 million in the third quarter of 2004 to $2.9 million in the third quarter of 2005 primarily on higher expense associated with provisions to our allowance for doubtful accounts and, to a lesser extent, higher amortization expense associated with merger-related intangible assets.

Interest expense, net of interest and other income, for the third quarter ended September 30, 2005 was $0.2 million, essentially equal to net interest expense in the third quarter of 2004.

Nine months ended September 30, 2005 and 2004

The following table, which sets forth key comparisons of our sales results for the first nine months of 2005 compared to the first nine months of 2004, provides additional information on the impact of the consolidation of our acquired specialty access catheter products upon our results (in thousands):

	Nine months ended September 30,
	2005	2004	Growth	%
Domestic sales:
Radiofrequency ablation products	$11,178	$10,198	$980	10%
Specialty access catheter products	17,817	4,024	13,793	343%

Total domestic sales	$28,995	$14,222	$14,773	104%

International sales:
Radiofrequency ablation products	$3,226	$2,675	$551	21%
Specialty access catheter products	2,130	357	1,773	497%

Total international sales	$5,356	$3,032	$2,324	77%

Total radiofrequency ablation sales	$14,404	$12,873	$1,531	12%
Total specialty access catheter products	19,947	4,381	15,566	355%

Total sales	$34,351	$17,254	$17,097	99%

For the nine months ended September 30, 2005, sales totaled $34.4 million, an increase of 99%, or $17.1 million, from $17.3 million in the first nine months of 2004. Sales of specialty access catheter products acquired in the merger with Horizon explained most of this increase, adding $13.8 million to our sales, while sales of our radiofrequency ablation products increased $1.5 million or 12% compared to the nine months ended September 30, 2004. Domestic sales of radiofrequency ablation products were 10% higher in the first nine months of 2005 than in the first nine months of 2004. International sales of radiofrequency ablation products were 21% higher in the first nine months of 2005 than in the first nine months of 2004. For the nine months ended September 30, 2005, domestic sales represented 84% of total sales, compared to 82% in the first nine months of 2004.

Cost of goods sold for the nine months ended September 30, 2005 was $14.0 million, up $7.9 million from $6.1 million for the first nine months ended September 30, 2004, primarily reflecting inclusion of $6.8 million in cost associated with the specialty access catheter products acquired in the merger with Horizon. Cost of goods sold for the nine months ended September 30, 2005 also reflects a $0.5 million increase in patent-related amortization expenses, a $0.3 million increase in our provision for obsolete inventory and, generally, the costs of integration of our manufacturing operations into our Manchester, Georgia location. Our gross margin rate was 59% in the first nine months of 2005, compared to 65% in the prior period. Historically, the gross margin rate for our specialty access catheter products has been lower than that of our radiofrequency ablation products, and our gross margin for the nine months ended September 30, 2005 includes nine months of sales of these specialty access products, compared to only two months in the nine month period ended September 30, 2004 because the Horizon merger was completed on July 29, 2004. In addition, we incurred costs related to integration of our manufacturing facilities in the first six months of 2005 and we believe we have not achieved optimal efficiency in the manufacture of our RFA products in our Manchester, Georgia location. Also, amortization of our product technology related intangible assets will negatively impact cost of goods sold. Future gross margins may, therefore, be lower than our historical gross margin rates because of inclusion of these products and expenses in our results.

Research and development expense for the nine months ended September 30, 2005 was $2.9 million, approximately $0.2 million higher than the $2.75 million of research and development expense we incurred in the first nine months of 2004. Inclusion of research and development expenses for specialty access products added $0.3 million to our research and development expense for the first nine months of 2005, compared to the prior period, and expenses associated with clinical trial work, specifically investigations into the use of our technology in the fields of kidney and breast cancer, also increased by $0.2 million. The impact of these new expenses was offset by $0.1 million in reduced legal expense relating to our patents and by a $0.2 million reduction in expense for RFA product development.

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $20.4 million, compared to $14.5 million in the first nine months of 2004. Increased sales and marketing expenses reflecting headcount increases and programs after the Horizon merger totaled $2.4 million for the first nine months of 2005. Similarly, following the Horizon merger, corporate expenses in our administrative functions, including payroll, insurance, rent and public company costs, increased $2.7 million over the nine months ended September 30, 2004. Another $0.8 million of the increase for the period resulted from amortization of merger-related intangible assets.

Interest expense, net of interest and other income, for the nine months ended September 30, 2005 was $0.7 million, compared to $0.2 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Prior to August 2000, we financed our operations principally through private placements of convertible preferred stock, raising approximately $37.9 million net of expenses. On August 1, 2000, we completed our initial public offering of 3.6 million common shares at a price of $12 per share, raising approximately $39.0 million net of expenses. All outstanding convertible preferred shares were converted to common shares at that time. To a lesser extent, we also financed our operations through equipment financing and other loans that were fully repaid as of December 31, 2002. In January of 2003, we raised an additional $8.3 million, net of expenses, through a private placement of our common shares. In November of 2004, we raised an additional $11.1 million, net of expenses, through a second private placement of our common shares and warrants to purchase our common shares. As of September 30, 2005, we had $3.2 million of cash and cash equivalents and $12.2 million of working capital.

For the nine months ended September 30, 2005, net cash used in operating activities was $3.4 million principally due to our net loss of $3.8 million, offset by non-cash charges of $3.4 million, including depreciation and amortization, stock-based compensation and provisions to reserves for uncollectible accounts receivable and inventory. Approximately $3.0 million in cash was used in the nine month period by changes in working capital accounts, including a $0.5 million increase in accounts and notes receivable, a $0.7 million increase in inventory and a $0.4 million increase in prepaid expenses and other current assets. Accounts payable and accrued liabilities, in aggregate, decreased by $1.4 million. For the nine months ended September 30, 2005, $0.4 million was provided by investing activities, with net sales of marketable securities providing $0.9 million offset by $0.9 million used in purchase of property and equipment and $250,000 used in the acquisition of a patent license from EMcision Limited Incorporated (“EMcision”). The acquisition of the EMcision license further required the Company to commit to payment of an additional $500,000 in the future and to issue 150,000 of its common shares valued at $403,500. Financing activities for the nine months ended September 30, 2005 used $6.0 million in cash, reflecting $6.9 million in debt payments made during the period offset by $0.9 million raised by the issuance of common stock in conjunction with the exercise of stock options.

We have, from time to time, financed equipment through capital and operating leases. Also, in the course of the Horizon merger, we acquired debt, the balance of which was $10.0 million as of June 30, 2005. During the three months ended September 30, 2005, we refinanced almost all of the debt acquired in the course of the Horizon merger. As of September 30, 2005, the balance of our outstanding debt was $9.9 million. As of September 30, 2005, we had no future minimum payments due under capital leases. Future minimum payments due under our operating leases and debt agreements were as follows (in thousands):

	Operating Leases	Debt	Total
Three months ending December 31, 2005	$114	$110	$224
Year ending December 31, 2006	404	113	517
Year ending December 31, 2007	383	—	383
Year ending December 31, 2008	350	9,700	10,050
Year ending December 31, 2009	355	—	355
Year ending December 31, 2010 and thereafter	116	—	116

Total of future minimum operating lease payments	$1,722	$9,923	$11,645

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Our net cash used in operating activities was $3.4 million for the nine month period ended September 30, 2005. Our balance of cash and cash equivalents at September 30, 2005 was $3.2 million. In August of 2005, the Company completed a private placement of Senior Convertible Notes (the “New Notes”, as defined below in “Private Placement of Convertible Debt”). The terms of the New Notes required the Company to pay the unpaid balances of the Senior Notes (as defined below) and such payment reduced the Company’s interest expense by approximately $600,000 on an annualized basis. Additionally, the Securities Purchase Agreement pursuant to which the New Notes were issued allows for subordination of the New Notes to certain working capital indebtedness. As a result, we are currently negotiating for a working capital line of credit to support our working capital needs. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current balances of cash and cash equivalents and the successful negotiation and execution of a working capital line of credit will satisfy our cash requirements for at least the next 12 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements and/or we are unsuccessful in obtaining a working capital line of credit, we may need to sell additional equity or debt securities, obtain an additional credit facility or renegotiate debt repayment terms. There can be no assurance that cash generated by future operations will increase. Further, there can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to us and our stockholders, or that we will be successful in renegotiating debt repayment terms. Failure to obtain sufficient funds on acceptable terms when needed, to make timely debt payments, or to achieve our growth or profitability objectives may require us to curtail operations, perhaps to a significant extent.

Private Placement of Convertible Debt

On August 5, 2005, we completed a private placement of subordinated Senior Convertible Notes (the “New Notes”) with an aggregate principal amount of $9.7 million. The New Notes were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) among us and Atlas Master Fund, Ltd., which is not related to the Company. No warrants or other securities were issued in conjunction with the Purchase Agreement and we incurred no financing costs other than normal and customary legal and other professional expenses. The New Notes are convertible into shares of our common stock at an initial conversion price of $4.03 per share of common stock. The conversion price of $4.03 per share of common stock was greater than the per share fair market value of the Company’s common stock on the date of issuance of the New Notes. The conversion price is subject to adjustment in certain circumstances, including common stock splits or like events. Until conversion or maturity, the New Notes bear interest at the rate of 6.5% per annum, payable semiannually in cash. Absent conversion, the New Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date the closing price of the common stock has been at or above 102% of the then current conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the New Notes shall automatically be converted into common stock, subject to certain conditions. The issuance of the New Notes was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering.

Pursuant to the Purchase Agreement, we were required to file a registration statement on Form S-3 within 30 days after the closing of the transaction for purposes of registering the resale of the shares of common stock issuable upon conversion of the Notes. Timely filing of such a registration statement on Form S-3 was made and the registration statement has been declared effective by the SEC.

As of the issuance date of the New Notes, we also owed $8,262,000 plus accrued interest to holders of our Senior Subordinated Convertible Notes (the “Senior Notes”) and $1,392,500 plus accrued interest to the holder of the Company’s Junior Promissory Note (the “Junior Note”). Pursuant to the terms of the New Notes, we were required to repay the Senior Notes and the Junior Note within 21 days of the issuance of the New Notes, or August 26, 2005. The Senior Notes were repaid on August 9, 2005 and the Junior Note was repaid on August 11, 2005.

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

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS No. 133. Management does not expect the implementation of this new bulletin to have any impact on our financial position, results of operations and cash flows. We do not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes are required to be restated to conform to this consensus and the Company is required to include the shares issuable upon the conversion of the notes in the diluted earnings per share computation for all periods during which contingently convertible notes are outstanding. In August 2005, we issued contingently convertible debt (see above, “Private Placement of Convertible Debt”). Although we have not yet quantified the impact of this standard on its financial statements, it is likely that adoption of this standard will have a material impact on the Company’s results of operations.

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

In December 2004, the FASB issued Statement of Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. In April 2005, the SEC amended the compliance dates for SFAS No. 123R, to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. SFAS No. 123R is effective for the Company in the quarter ending March 31, 2006. Upon adoption of SFAS No. 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. Management is currently evaluating the transition methods, valuation methodologies and other assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from the valuation methodology we ultimately implement upon adoption of SFAS No. 123R. Although we have not yet fully quantified the impact this standard will have on our financial statements, it is likely that the adoption of SFAS No. 123R will have a material impact on our financial position and results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued and made effective two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We do not anticipate that this legislation will impact our results of operations or financial condition.

In March 2005, the SEC released Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.” FIN No. 47 was issued to address diverse accounting practices regarding the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing or method of settlement of the related obligations are conditional on future events. FIN No. 47 concludes that liability should be recognized when incurred if the liability can be reasonably estimated. The Company does not believe the adoption of FIN No. 47 will have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and

FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We do not believe the adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2005, the EITF issued a draft abstract for EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” The conclusion of the EITF was that leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes both required lease periods and renewals that are reasonably assured (as defined in paragraph 5 of Statement 13) as of the date the leasehold improvements are purchased. The Company does not believe the adoption of FIN No. 47 will have a material impact on its consolidated financial position, results of operations or cash flows.

Factors That May Affect Future Results

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We are dependent on one third-party contractor for the supply of our HABIB™ 4X bipolar resection device, and any failure to deliver this product to us could result in lower than expected sales.

We are dependent on one supplier to manufacture our HABIB™ 4X bipolar device. In the quarter ended September 30, 2005, we received reports that the sterile packaging of some HABIB™ 4X bipolar resection devices delivered to customers in the United States had been compromised during shipping. We inspected the first manufacturing lots received in the U.S. from our supplier and determined that a problem existed. As a result, we rejected subsequent product shipments from the manufacturer and requested that all products previously shipped to U.S. customers be returned for replacement. As a result, we were not able to sell as many HABIB™ 4X bipolar resection devices in the third quarter of 2005 as we had expected. We do not plan on resuming shipment of HABIB™ 4X bipolar resection devices in the United States until a packaging redesign is implemented and validated by the manufacturer, and approved by us. This and any other future delay or failure in shipments of HABIB™ 4X bipolar resection devices to us has resulted in, and in the future may result in, our failure to ship the products to customers, resulting in lower than expected sales.

We may need to obtain additional capital to improve our cash liquidity to continue present operations and such additional capital could result in dilution to our stockholders or additional debt repayment obligations.

We may need to raise additional funds for our business operations and to execute our business strategy. We may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights that are senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing, including a working capital line of credit, may not be available in amounts or on terms acceptable to us, or at all. Failure to obtain sufficient funds on acceptable terms when needed or to make timely debt payments may require us to curtail operations, perhaps to a significant extent.

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

We have transitioned our California-based manufacturing operations for our RFA products to our Manchester, Georgia location. Our initial production of RFA products in that location has resulted in relatively low product yields and relatively high unit costs. If we become unable to meet customer demand for our products, or if the high initial costs associated with manufacture of our RFA products in Georgia do not abate, our business could suffer. Additionally, we expect to begin manufacture of the HABIB™ 4X bipolar resection device in Manchester in 2006. It is possible that initial production of this product could similarly result in low yields or high unit costs, and, if so, our business could suffer.

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

We believe that the integration of the two companies was essentially complete as of June 30, 2005. However, as of September 30, 2005, we have only slightly more than a full year of combined operations, and we may, in the future, encounter again any or all of the difficulties in operational integration we have faced in the period since the merger. These difficulties could include an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel. Further, the diversion of our management’s attention and any delays or difficulties encountered in connection with the operation of our geographically disparate organization could harm our business, results of operations, financial condition or prospects.

We will be heavily dependent on the RITA system, our line of specialty access catheters and introduction of new products, including the HABIB™ 4X bipolar resection device, in order to achieve our sales goals and our profitability targets. Failure to achieve and grow market acceptance for either product line or for new products could harm our business.

The majority of our sales will come from the sale of the RITA system and our line of specialty access catheters. Our financial performance will primarily depend upon physician adoption and patient awareness of these products for existing indications or, presuming FDA approval, new indications. We also expect sales from new products, such as the HABIB™ 4X bipolar resection device, and our financial performance will suffer if physician adoption and patient awareness of these new products do not meet our expectations.

We have a history of losses and may never achieve profitability.

We incurred net losses of $3.8 million during the first nine months of 2005, $9.3 million in 2004, $11.1 million in 2003, $13.5 million in 2002, $13.0 million in 2001, $12.8 million in 2000 and $7.5 million in 1999. At September 30, 2005, we had an accumulated deficit of $92.1 million. To become profitable we must increase our sales and continue to limit the growth of our operating expenses. If our sales do not grow, or if expenses grow excessively, we may not be able to achieve or maintain profitability in the future.

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

In the event a competitor infringes on our patent or other intellectual property rights, enforcing those rights, such as by filing a lawsuit, may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we are unable to protect our intellectual property rights, we could lose market share to our competitors and our business could suffer.

Our dependence on international sales, which account for a significant portion of our total sales, could harm our business.

Because our future profitability will depend in part on our ability to increase product sales in international markets, we are exposed to risks specific to business operations outside the United States. These risks include:

•	the challenge of managing international sales without direct access to the end customer;

•	lower average selling prices for our products, due to distributor discounts;

•	the risk of inventory build-up by our distributors which could negatively impact sales in future periods;

•	the risk of establishing and maintaining a direct sales force if any of our existing distributor agreements are terminated;

•	obtaining reimbursement for procedures using our devices in some foreign markets;

•	the burden of complying with complex and changing foreign regulatory requirements;

•	longer accounts receivable collection time;

•	significant currency fluctuations, which could cause our distributors to reduce the number of products they purchase from us because the cost of our products to them could increase relative to the price they could charge their customers;

•	reduced protection of intellectual property rights in some foreign countries; and

•	contractual provisions governed by foreign laws.

We are substantially dependent on our Italian distributor and if we lose this distributor, or if this distributor significantly reduces its product demand, our international and total sales could decline.

We are substantially dependent on M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, which accounted for 15% of our international sales in the first nine months of 2005 and 19% of our international sales for the year ended December 31, 2004. International sales accounted for 16% of our total sales in the first nine months of 2005 and 16% of our total sales for the year ended December 31, 2004. The loss of this distributor, or a significant decrease in demand from this distributor, could cause our sales to decline substantially.

Our relationships with third-party distributors could negatively affect our sales.

We currently sell our products in international markets and selected domestic markets through third-party distributors over whom we have limited control, and, if they fail to adequately support our products, our sales could decline. In the past, we have terminated agreements with distributors and although we contracted with replacement distributors, we expended significant time and resources in doing so, and our sales in the affected markets suffered during the transition period that lasted approximately nine months. We may in the future terminate distributor agreements with the intent to locate new distributors or with the intent to initiate direct sales efforts in specific markets. If our distributors or we terminate other distributor agreements, we could incur similar or more burdensome expenses, we could expend significant time and resources in finding replacement distributors or in establishing a direct sales force, and our sales could decrease during any related transition period.

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

In 2002, we significantly increased our allowance for doubtful accounts to address the risk associated with longer collection periods that have arisen principally with our European distributors. Although the deterioration we experienced in international collections in 2002 stabilized in 2003, and has remained stable in 2004 and 2005, we may encounter new difficulties with collections that require further increases in our allowance for doubtful accounts in the future, and we may require specific accounts to post letters of credit or pay in advance to minimize our credit risk. Further, we may, in the future, terminate relationships with some of our distributors, making collection of accounts receivable with these customers difficult. We believe our allowance for doubtful accounts sufficiently reflects this possibility, but additional provisions to the allowance for doubtful accounts are could be required. Additional future increases in our allowance for doubtful accounts would reduce our profits or increase our losses.

If customers in markets outside the United States experience difficulty obtaining reimbursement for procedures using our products, international sales could decline.

Certain of the markets outside the United States in which we sell our products require that specific reimbursement codes be obtained before reimbursement for procedures using our products can be approved. As a result, in countries where specific reimbursement codes are strictly required and have not yet been issued, reimbursement has been denied on that basis. If our distributors or we are unable to either obtain the required reimbursement codes or develop an effective strategy to resolve the reimbursement issue, physicians in foreign markets may be unwilling to purchase our products, negatively impacting our international sales.

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

We are highly dependent on the principal members of our management team, including our Chief Executive Officer as well as key staff in the areas of finance, operations and research and development. During our second quarter ended June 30, 2005, our then Chief Financial Officer announced his resignation effective as of October 2005. His replacement began service with the Company in October 2005. Our future success will depend in part on the continued service of our staff and our ability to identify, hire and retain additional personnel. The markets for qualified management personnel in Northern California, where our headquarters are located, and Georgia, where are primary operating facilities are located, are competitive and expected to remain so. Because the environment for qualified personnel is so competitive, costs related to compensation may increase significantly. If we are unable to attract and retain both the management team and key personnel we need to support and grow our business, our business will suffer.

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

Our stock price is likely to fluctuate owing to market uncertainty about our ability to successfully increase our sales, lower our costs and expenses and manage our cash. Our stock price may also fluctuate for a number of other reasons including:

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

Our executive officers and directors, and their respective affiliates, own approximately 4.5% of our outstanding common stock as of September 30, 2005. These stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assumed fixed rate borrowings in conjunction with our merger with Horizon Medical Products. Essentially all of these borrowings were refinanced in August of 2005 (see Private Placement of Convertible Debt). Also, changes in interest rates will affect the fair market value of these borrowings. As of September 30, 2005 the Company’s borrowings and related interest rates were as follows:

	Balance Oustanding	Interest Rate
Senior convertible notes	$9,700,000	6.5%
Note payable	223,162	8.0%

Total borrowings outstanding and weighted average interest rate	$9,923,162	6.5%

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

Changes in Internal Control Over Financial Reporting

The material weaknesses identified and discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as amended, have resulted in changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although not yet complete, during the quarter ended September 30, 2005, we continued the following actions to remediate the material weaknesses we identified to be present as of December 31, 2004:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 5, 2005, the Company completed a private placement of subordinated Senior Convertible Notes (the “New Notes”) with an aggregate principal amount of $9.7 million. The New Notes were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) among the Company and Atlas Master Fund, Ltd., which is not related to the Company. No warrants or other securities were issued in conjunction with the Purchase Agreement and the Company incurred no financing costs other than normal and customary legal and other professional expenses. The New Notes are convertible into shares of common stock of the Company at an initial conversion price of $4.03 per share of common stock. The conversion price is subject to adjustment in certain circumstances. Until conversion or maturity, the New Notes bear interest at the rate of 6.5% per annum, payable semiannually in cash. Absent conversion, the New Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date the closing price of the common stock has been at or above 102% of the then current conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the New Notes shall automatically be converted into common stock, subject to certain conditions. The issuance of the New Notes was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering.

Pursuant to the Purchase Agreement, the Company was required to file a registration statement on Form S-3 within 30 days after the closing of the transaction for purposes of registering the resale of the shares of Common Stock issuable upon conversion of the Notes. Timely filing of such a registration statement on Form S-3 was made and the registration statement has been declared effective by the SEC.

As of the issuance date of the New Notes, the Company also owed $8,262,000 plus accrued interest to holders of the Company’s Senior Subordinated Convertible Notes (the “Senior Notes”) and $1,392,500 plus accrued interest to the holder of the Company’s Junior Promissory Note (the “Junior Note”). Pursuant to the terms of the New Notes, the Company was required to repay the Senior Notes and the Junior Note within 21 days of the issuance of the New Notes, or August 26, 2005. The Senior Notes were repaid on August 9, 2005 and the Junior Note was repaid on August 11, 2005.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information.

As previously disclosed by the Company, Michael D. Angel commenced employment with the Company on October 17, 2005 in the position of Chief Financial Officer and Vice President. Effective as of October 17, 2005, Mr. Angel will act as the Principal Financial Officer and Principal Accounting Officer of the Company. As a result, Rich DeYoung, the Company’s Vice President of Finance, will no longer act as the Company’s Principal Financial Officer and Principal Accounting Officer as of such date.

As previously disclosed by the Company, on October 19, 2005, Donald Stewart resigned as Chief Financial Officer and Vice President, Finance and Administration of the Company on October 19, 2005.

Exhibit 10.91 to the Company’s current report on Form 8-K originally filed with the SEC on August 9, 2005 is being filed with this quarterly report on Form 10-Q solely for the purpose of correcting a clerical error to the Form of Note included in such exhibit.

Item 6. Exhibits.

(a) Exhibits:

10.91	Securities Purchase Agreement dated August 5, 2005, among the Company and the Purchasers, including Form of Note

10.92(1)	Offer letter to Mario Martinez dated July 25, 2005

10.93(2)	Approval and consent dated as of September 23, 2005 by and among the Company, SF Capital Partners, Ltd., Baystar Capital II, L.P., Walker Smith Capital (and its affiliates) and Capital Ventures International

10.94(3)	Offer letter to Michael D. Angel dated October 11, 2005

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 22, 2005.
(2)	Incorporated by reference to our current report on Form 8-K filed with the SEC on September 29, 2005.
(3)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 19, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC

By:	/s/ Joseph DeVivo
Joseph DeVivo President and Chief Executive Officer

Date: November 8, 2005

EXHIBIT INDEX

10.91	Securities Purchase Agreement dated August 5, 2005, among the Company and the Purchasers, including Form of Note

10.92(1)	Offer letter to Mario Martinez dated July 25, 2005

10.93(2)	Approval and consent dated as of September 23, 2005 by and among the Company, SF Capital Partners, Ltd., Baystar Capital II, L.P., Walker Smith Capital (and its affiliates) and Capital Ventures International

10.94(3)	Offer letter to Michael D. Angel dated October 11, 2005

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 22, 2005.
(2)	Incorporated by reference to our current report on Form 8-K filed with the SEC on September 29, 2005.
(3)	Incorporated by reference to our current report on Form 8-K filed with the SEC on October 19, 2005.