Form 10-Q
period 2006-03-31
RITA MEDICAL SYSTEMS INC
filed 2006-05-10
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 28, 2006, there were 43,128,144 shares of the Registrant’s common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,748	$5,522
Accounts and note receivable, net of allowance for doubtful accounts of $1,085 at March 31, 2006 and $1,077 at December 31, 2005	7,287	7,264
Inventories	5,032	5,380
Prepaid and other current assets	1,207	941

Total current assets	20,274	19,107
Long term note receivable, net of collection allowance of $31 at March 31, 2006 and December 31, 2005	20	58
Property and equipment, net	1,852	1,959
Goodwill	91,339	91,339
Intangible assets, net	22,961	23,502
Other assets	475	502

Total assets	$136,921	$136,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,600	$2,091
Accrued liabilities	3,620	3,306
Current portion of long term debt	—	113

Total current liabilities	6,220	5,510
Long term debt, net of current portion	9,700	9,700
Other long term liabilities	78	62

Total liabilities	15,998	15,272

Commitments and contingencies (Note 14 )	—	—

Stockholders’ equity :
Common stock, $0.001 par value:
Authorized: 150,000 shares at March 31, 2006
Issued and outstanding: 43,121 shares at March 31, 2006 and 42,676 shares at December 31, 2005	43	43
Additional paid-in capital	222,086	220,403
Accumulated deficit	(101,206)	(99,251)

Total stockholders’ equity	120,923	121,195

Total liabilities and stockholders’ equity	$136,921	$136,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended March 31,
	2006	2005
Sales	$12,519	$11,205
Cost of goods sold	4,861	4,805

Gross profit	7,658	6,400

Operating expenses:
Research and development	1,280	1,039
Selling, general and administrative	8,213	6,768
Restructuring charges	—	60

Total operating expenses	9,493	7,867

Loss from operations	(1,835)	(1,467)

Interest expense	(172)	(287)
Interest income and other expense, net	52	65

Net loss	$(1,955)	$(1,689)

Net loss per common share, basic and diluted	$(0.05)	$(0.04)

Shares used in computing net loss per common share, basic and diluted	43,047	41,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,955)	$(1,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	888	970
Amortization of stock-based compensation	697	—
Allowance for doubtful accounts	26	(178)
Provision for obsolete inventories	244	101
Changes in operating assets and liabilities:
Accounts and note receivable	(49)	108
Inventories	105	144
Prepaid and other assets	(240)	(427)
Accounts payable and accrued liabilities	823	(102)
Deferred maintenance revenue	—	(4)

Net cash provided by/(used in) operating activities	539	(1,077)

Cash flows from investing activities:
Purchase of property and equipment	(239)	(154)
Purchase of marketable securities	—	(60)
Sales and maturities of marketable securities	—	691
Note receivable, other assets and other long term liabilities	54	(65)

Net cash provided by/(used in) investing activities	(185)	412

Cash flows from financing activities:
Principal payments on debt	(113)	(6,672)
Proceeds from issuance of common stock, net of issuance costs	985	265

Net cash provided by/(used in) financing activities	872	(6,407)

Net increase/(decrease) in cash and cash equivalents	1,226	(7,072)
Cash and cash equivalents at beginning of period	5,522	12,978

Cash and cash equivalents at end of period	$6,748	$5,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by RITA Medical Systems, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. However, interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

2. Liquidity

As of March 31, 2006, the Company’s total assets were $136.9 million, total liabilities were $16.0 million and working capital was $14.1 million. The Company’s balance of cash and cash equivalents on March 31, 2006 was $6.7 million. In 2008, the Company will be required to make $9.7 million in debt payments, presuming no conversion of the outstanding convertible debt into equity prior to the maturity date of the issue.

On January 31, 2006, the Company entered into a Credit Agreement with CapitalSource Finance LLC (“CapitalSource”), which provides for a revolving credit facility in the principal amount of up to $7 million. Estimated availability under the revolving credit facility was approximately $4.0 million as of March 31, 2006. To date, there have been no borrowings under the revolving credit facility.

Current and anticipated demand for the Company’s products, including the production process for those products, affects the need for capital. Changes in these or other factors could have a material impact on capital requirements and may require the Company to raise additional capital. While the Company believes that its existing cash resources will be sufficient to fund its operating needs for the next twelve months, additional financing may be required for the Company’s currently envisioned long-term needs. If the Company needs to raise additional financing, it will seek to sell additional equity or debt securities, utilize its existing credit facility or obtain an additional credit facility or renegotiate debt repayment terms. There can be no assurance that any additional financing will be available on terms acceptable to the Company, or at all. In addition, future equity financings could result in dilution to stockholders, and future debt financings could result in certain financial and operational restrictions. Failure to obtain sufficient funds on acceptable terms when needed, to make timely debt payments, or to achieve the Company’s growth or profitability objectives may require the Company to curtail operations, perhaps to a significant extent.

3. Accounting for stock-based compensation

Stock-Based Benefit Plans

2005 Stock and Incentive Plan: The Company implemented the 2005 Stock and Incentive Plan (“2005 Plan”) subsequent to stockholder approval at the Company’s annual stockholder meeting in June 2005. This plan was implemented to replace the Company’s 2000 Stock Plan, to expand the types of equity awards permitted under the equity compensation plans and to take tax deductions for certain equity compensation paid to executive officers under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Company reserved for issuance a maximum of 5,591,390 shares of the Company’s common stock under the 2005 Plan. In 2006, the Board of Directors approved an amendment of the 2005 Plan, subject to stockholder approval, to increase the number of shares of common stock issuable under the 2005 Plan by an additional 500,000 shares to a total of 5,876,746 shares. The types of awards that may be granted under the 2005 Plan include restricted stock grants, restricted stock units, stock appreciation rights, stock purchase rights, and other similar types of awards as well as cash awards. Up to 400,000 shares of common stock may be granted under the 2005 Plan as restricted stock grants, stock purchase rights and restricted stock units or any similar type of award that does not require the participant to pay the Company an amount equal to the fair market value of the common stock as of the award grant date. The maximum number of shares subject to awards that may be granted to any one participant under the 2005 Plan during any single fiscal year of the Company is 1,000,000 shares and the maximum value of any cash award granted under the 2005 Plan is $500,000. The 2005 Plan will expire in 2015 unless it is terminated earlier pursuant to its terms. The average vesting period of options granted under this plan has been four years. Most, but not all, of the options granted under this plan utilize “cliff” vesting, under which a portion of the underlying shares vest at the six month anniversary of the date of grant, with ratable monthly vesting thereafter. Options granted under this plan may also provide for ratable monthly vesting without a “cliff” provision.

2000 Director’s Stock Option Plan: Under the 2000 Director’s Stock Option Plan, one million shares of common stock have been reserved for issuance to non-employee directors. Option grants have been and will continue to be made at the fair market value of the common stock on the date of the grant. Options granted under this plan become exercisable, generally vest on a cumulative basis and generally expire ten years from the date of grant. The average vesting period of options granted under this plan has been approximately two years.

2000 Stock Plan: Prior to its termination subsequent to the Company’s adoption of the 2005 Plan, the 2000 Stock Plan provided for the grant of incentive stock options to employees and non-statutory stock options and stock purchase rights to employees, directors and consultants. A total of 2,000,000 common shares were originally available for issuance under this plan at its inception in 2000. A total of 810,292 common shares were available for issuance as of December 31, 2004. Future increases to the shares available for issuance occurred on the first day of each fiscal year through 2005 in the amount of the lesser of 1,000,000 shares, 7% of the Company’s outstanding common stock on the last day of the preceding fiscal year or a lower number as determined by the board of directors. Incentive stock options granted under this plan had an exercise price of at least 100% of the fair market value of the common stock on the date of the grant, and at least 110% of the fair market value of the common stock if the options were awarded to an employee who held more than 10% of the total voting power of all classes of the Company’s stock. Options granted under this plan became exercisable and vest on a cumulative basis at the discretion of the board of directors and generally expire ten years from the date of grant. The average vesting period of options granted under this plan was approximately four years.

1998 Incentive Stock Plan: The 1998 Incentive Stock Plan was assumed by the Company in connection with its merger with Horizon. Options granted under this plan became fully vested immediately prior to the merger, and will generally expire ten years from the original date of grant. The Company’s Board of Directors has determined that no future grants will be made under this plan.

1994 Incentive Stock Plan: Under the 1994 Incentive Stock Plan, options were granted to employees and non-employees at prices determined by the board of directors to be not lower than 85% of the fair market value of the common stock for non-statutory stock options or 100% of the fair market value of the common stock for incentive stock options. For individuals who at the time of grant owned stock representing more than 10% of the voting power of all classes of outstanding stock, options were granted at prices not lower than 110% of the fair value of the common stock for both non-statutory and incentive stock options. Options granted under this plan become exercisable and vest on a cumulative basis at the discretion of the board of directors and generally expire ten years from the date of grant. The average vesting period of options granted under this plan was approximately four years. The Company’s Board of Directors has determined that no future grants will be made under this plan.

2000 Employee Stock Purchase Plan: The Company’s 2000 Employee Stock Purchase Plan was adopted in the second quarter of 2000. A total of 650,000 common shares were initially reserved for issuance under this plan. An additional 650,000 shares were reserved in 2005. In 2006, the board of directors decided not to increase the number of common shares reserved under the plan. Future increases may occur on the first day of each year until 2010, in amounts equal to the lesser of 650,000 shares, 4% of the Company’s outstanding common stock on the last day of the preceding year, or such lesser number that the Board of Directors determines. This plan permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply.

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

On July 29, 2004, the Company completed its merger with Horizon. Under the terms of the merger agreement, the Company assumed 125,000 Horizon warrants, which were converted into warrants exercisable for 52,650 shares of the Company’s common stock at an average price of $2.11 per share. In 2005, 21,060 of these warrants were exercised in a net issuance exchange for 9,521 shares of the Company’s common stock. In 2006, 21,060 of these warrants will expire and the remaining 10,530 will expire in 2011. Their aggregate fair value of approximately $201,000 was recorded as part of the purchase price of Horizon acquisition using fair values determined under the Black-Scholes valuation model.

As part of the Stock and Warrant Purchase Agreements dated November 24, 2004, the Company issued warrants to purchase an aggregate of 3,272,724 shares of its common stock. The warrants have an initial exercise price of $4.00 per share and expire on November 24, 2009. The warrants provide for adjustment of the number and kind of securities purchasable upon exercise of the warrants, as well as for adjustment of the per share exercise price, upon the occurrence of certain specified events. These specified events include, without limitation, the payment by the Company of a dividend or a distribution on its common stock in shares of common stock, the consolidation or merger of the Company with another entity in which the Company is not the surviving entity, and the recapitalization, reclassification or reorganization of the capital stock of the Company. The warrants also contain a standard anti-dilution adjustment provision which provides for an adjustment in the per share exercise price in the event that the Company issues and sells shares of its common stock for per share consideration that is less than the exercise price then in effect, subject to customary limitations and exclusions, but in no event will the per share exercise price for the warrant be adjusted to less than $3.23.

Adoption of SFAS 123 (R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended March 31, 2006, of approximately 11.1% for non-officer grants and 3.2% for officer grants were based on historical forfeiture experience. The estimated pricing term of option grants for the first three months of 2006 was 5.0 years for non-officer grants and 5.6 years for officer grants. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2006 and March 31, 2005. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The fair value calculations are based on the following assumptions:

Three Months Ended March 31, 2006
Risk-free interest rate	4.3% - 4.82%
Expected life (years)	5.0 - 5.6
Expected volatility	60%
Expected dividends	None

The corresponding assumptions for the 2000 Employee Stock Purchase Plan were as follows:

Three Months Ended March 31, 2006
Risk-free interest rate	3.83% - 4.4%
Expected life (years)	0.5
Expected volatility	60%
Expected dividends	None

The following table summarizes stock-based compensation expense related to stock options and employee stock purchase plan purchases under SFAS 123(R) for the three months ended March 31, 2006 which was allocated as follows (in thousands):

Three Months Ended March 31, 2006
Stock-based compensation expense included in cost of sales	$31
Research and development	85
Sales, marketing, general and administrative	581

Stock-based compensation expense included in operating expenses	666

Stock-based compensation expense related to employee stock options and stock purchase plan	$697

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 was $1,955,000. The Company’s net loss for the three months ended March 31, 2006 was $697,000 higher than it would have been if it had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss per common share, basic and diluted, for the three months ended March 31, 2006 was $0.05. The Company’s net loss per common share, basic and diluted, for the three months ended March 31, 2006 would have been $0.03 if it had continued to account for share-based compensation under APB Opinion No. 25.

A summary of option activity under the Company’s stock equity plans during the three months ended March 31, 2006 is as follows:

Options	Number of Shares (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2005	7,527	$2.85
Granted	777	3.77
Exercised	(413)	2.12
Cancelled	(344)	4.12

Outstanding at March 31, 2006	7,547	$2.93	7.52	$9,275

Vested and expected to vest at March 31, 2006	7,293	$2.90	7.47	$9,150

Exercisable at March 31, 2006	4,188	$2.46	6.30	$7,593

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number outstanding	Weighted Average Exercise Price
0.50 - 1.07	1,814	5.87	$1.06	1,814	$1.06
1.19 - 1.94	148	6.34	1.62	148	1.62
2.02 - 2.52	1,049	6.04	2.41	804	2.37
2.57 - 3.07	871	8.14	2.89	374	2.89
3.09 - 3.42	1,247	8.64	3.27	392	3.20
3.43 - 3.92	1,139	9.39	3.69	139	3.57
3.94 - 6.75	1,171	8.34	4.32	411	4.70
8.02 - 34.73	108	4.63	13.66	106	13.72

	7,547	7.52	$2.93	4,188	$2.46

The per share weighted average fair value of options granted during the three months ended March 31, 2006 and March 31, 2005 was $2.19 and $2.21, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005 was approximately $615,000 and $164,000, respectively. As of March 31, 2006, total unrecognized forfeiture adjusted compensation costs related to nonvested stock options was $5.0 million, which is expected to be recognized as an expense over a weighted average period of approximately 3.4 years.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared.

The estimated fair value of stock-based compensation awards to employees was amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations were based on the following assumptions for the Company’s stock option plans and employee stock purchase plan:

	Three months ended March 31, 2005
	Stock Option Plans	Employee Stock Purchase Plan
Volatility	78%	60%
Risk-free interest rate	3.83%	1.73%
Expected Life	5 years	0.5 years
Expected Dividends	—	—

Pro forma results are as follows (in thousands, except per share amounts):

Three months ended March 31, 2005
Net loss, as reported	$(1,689)
Add: Stock-based employee compensation expense included in reported net loss	—
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(518)

Net loss, pro-forma	$(2,207)

Basic and diluted net loss per common share:
As reported	$(0.04)

Pro-forma	$(0.05)

4. Net loss per share

Basic earnings per share figures are calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share further includes the effect of potentially dilutive securities consisting of stock options, warrants and stock issuable upon conversion of convertible notes into shares of the Company’s common stock provided that the inclusion of such securities is not antidilutive. The Company has reported net losses and therefore has excluded such potentially dilutive securities from its calculation of diluted earnings per share. The following numbers of shares represented by outstanding stock options, warrants and stock issuable upon conversion of convertible notes (prior to application of the treasury stock method) were excluded from the computation of diluted net loss per share as of March 31, 2006 and 2005 as their effect was antidilutive (in thousands):

	Three months ended March 31,
	2006	2005
Effect of potentially dilutive securities
Options	7,547	7,256
Warrant	3,329	3,350
Stock issuable upon conversion of convertible notes	2,407	—

Total potential common stock excluded from the computation of earnings per common share	13,283	10,606

5. Inventories

The components of the Company’s inventories at March 31, 2006 (unaudited) and December 31, 2005, respectively, were as follows (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$2,257	$2,354
Work-in-process	582	703
Finished goods	2,193	2,323

	$5,032	$5,380

6. Property and equipment and related depreciation

The components of the Company’s property and equipment and related accumulated depreciation at March 31, 2006 (unaudited) and December 31, 2005, respectively, were as follows (in thousands):

	March 31, 2006	December 31, 2005
Computer equipment and software	$1,541	$1,538
Furniture and fixtures	347	347
Leasehold improvements	600	1,394
Machinery and equipment	3,151	3,259

	5,639	6,538
Less: accumulated depreciation and amortization	(3,787)	(4,579)

	$1,852	$1,959

Depreciation expense was approximately $347,000 and $255,000 for the three month periods ended March 31, 2006 and 2005, respectively.

7. Intangible assets and related amortization

The Company’s intangible assets and related accumulated amortization at March 31, 2006 (unaudited) and December 31, 2005, respectively, were as follows (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized patent defense litigation costs	$2,755	$(896)	$1,859	$2,755	$(836)	$1,919
Capitalized patent license agreements	3,804	(1,036)	2,768	3,804	(932)	2,872
Loan closing costs	127	(28)	99	127	(18)	109

Patent and loan related intangibles	6,686	(1,960)	4,726	6,686	(1,786)	4,900
Intangible assets recorded at merger with Horizon:
Customer relationships	16,600	(1,845)	14,755	16,600	(1,568)	15,032
Product technology	2,490	(59)	2,431	2,490	—	2,490
Trademarks	1,080	(31)	1,049	1,080	—	1,080

Acquisition related intangibles	20,170	(1,935)	18,235	20,170	(1,568)	18,602

	$26,856	$(3,895)	$22,961	$26,856	$(3,354)	$23,502

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

The following table presents details of the amortization expense of intangible assets as reported in the Consolidated Statements of Operations (in thousands, unaudited):

	Three months ended March 31,
	2006	2005
Cost of goods sold	$163	$224
Research and development	61	61
Selling, general and administrative	307	402
Interest expense	10	28

	$541	$715

The weighted average remaining life for the intangible assets was approximately 11.7 years at March 31, 2006. Estimated amortization expense of the intangible assets for the nine months ended December 31, 2006 and each of the four years ended December 31, 2007 through 2010 and thereafter is as follows (in thousands):

Fiscal year ending December 31,	Estimated Intangible Assets Amortization Expense
2006 (remaining nine months)	$1,628
2007	2,169
2008	2,151
2009	2,040
2010	1,918
Thereafter	13,055

Total	$22,961

8. Goodwill

The Company’s merger with Horizon in fiscal year 2004 resulted in goodwill, which is the excess of purchase price over the fair value of assets acquired, of $91.3 million. There were no changes to goodwill during the three month period ended March 31, 2006. Based on the results of its annual impairment test in accordance with SFAS No. 142, the Company determined that no impairment on the carrying value of its goodwill existed as of its annual impairment test date of October 31, 2005 and 2004. As of those dates, the Company’s market capitalization exceeded its net book value and therefore no further analysis was required.

During the fourth quarter of 2005, due to revised revenue projections of certain of the Company’s specialty access products, the Company performed an analysis of its intangible assets in accordance with SFAS No. 144 and recorded an impairment charge of $5.5 million as a result of this analysis (see Note 4 “Balance Sheet Components”). This was considered a possible indicator of impairment of goodwill, and the Company re-performed its goodwill impairment test as of December 31, 2005. As of December 31, 2005, the Company’s market capitalization exceeded its net book value and therefore no further analysis was required.

Although the Company’s market capitalization was higher than its net book value at October 31, 2005, December 31, 2005 and at March 31, 2006, its market capitalization has dropped below its net book value in the past and could do so in the future. If the Company’s market capitalization drops below its net book value and/or there are indicators of impairment either at its next impairment test date of October 31, 2006 or at interim basis, the Company may be required to perform an additional impairment assessment, which includes the analysis of discounted future cash flows which management believes to be an important factor in determination of the Company’s sole reporting unit. This analysis takes into consideration certain assumptions on revenue growth and operating expenses. Since these financials assumptions are subject to variability, the impairment evaluation could result into a charge to earnings.

9. Accrued liabilities

The components of the Company’s accrued liabilities as of March 31, 2006 (unaudited) and December 31, 2005 were as follows (in thousands):

	March 31, 2006	December 31, 2005
Payroll and related expenses	$1,115	$911
Accrued vacation	419	357
Accrued legal and audit expenses	202	250
Accrued sales and franchise taxes	223	306
Accrued patent license cost	500	500
Other accrued liabilities	1,161	982

	$3,620	$3,306

10. Debt

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

As of the issuance date of the New Notes, the Company owed $8.3 million plus accrued interest to holders of the Senior Subordinated Convertible Notes (the “Senior Notes”) and $1.4 million plus accrued interest to the holder of the Junior Promissory Note (the “Junior Note”). Pursuant to the terms of the New Notes, the Company was required to repay the Senior Notes and the Junior Note within 21 days of the issuance of the New Notes, or August 26, 2005. The Senior Notes were repaid on August 9, 2005 and the Junior Note was repaid on August 11, 2005.

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

11. Credit Facility

On January 31, 2006, the Company entered into a Credit Agreement with CapitalSource Finance LLC (“CapitalSource”). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $7 million. The amount of principal available for the Company to borrow at any time is limited to the aggregate of (i) varying percentages of the amount of the Company’s eligible receivables and (ii) varying percentages of the amount of the Company’s eligible finished goods inventory. The applicable percentages are determined based on the level of the Company’s EBITDA (as defined in the Credit Agreement) for the prior quarter and its inventory turns ratio. In addition, the amount otherwise available to borrow based on the aforementioned criteria is required to be reduced by a required liquidity reserve of $1,000,000 to $1,500,000 depending on the level of the Company’s EBITDA (as defined in the Credit Agreement) for the prior quarter. The principal available for the Company to borrow at March 31, 2006 was approximately $5.5 million.

The obligations under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company and its subsidiaries. The Credit Agreement provides for the use of a lockbox for the collection of the Company’s receivables if advances under the Credit Agreement are outstanding. Borrowings under the revolving credit facility bear interest at a floating rate equal to Citibank, N.A’.s prime rate (the Prime Rate) plus 1.25%, provided, however, that the Prime Rate shall not be less than 7.25%. Interest on advances is payable on the first day of each calendar month. The full amount borrowed under the revolving credit facility will mature on the earlier of (i) January 31, 2009 or (ii) 30 days before the maturity date of the debt in the Senior Subordination Agreement, dated as of January 31, 2006, by and among Atlas Master Fund, Ltd. (“Atlas”), CapitalSource and the Company (the “Subordination Agreement”). Pursuant to the terms of the Subordination Agreement, the claims, demands, rights and remedies of Atlas were subordinated to the claims, rights and remedies of CapitalSource.

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

12. Restructuring

The Company accounts for restructuring in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the three month period ended March 31, 2005, in connection with the merger of RITA and Horizon, the Company recorded a restructuring charge of $60,000 related to the termination of employees to eliminate certain duplicative activities, primarily in the sales, accounting and operations areas. The total of such charges since July 29, 2004, the day the merger was completed, is $1,369,000. The Company completed the cash payments related to the workforce reduction in January 2006.

13. Segment information

As a result of the merger with Horizon, the Company expanded its customer base and portfolio of products, which resulted in two groups of medical oncology products: radiofrequency (RF) products , which consist largely of the radiofrequency ablation (RFA) products sold by RITA prior to the merger and the Company’s Habib 4X™ resection device, and specialty access catheter products, which are the products sold by Horizon prior to the merger.

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

Sales for the Company’s two medical oncology product groups for the three month periods ended March 31, 2006 and 2005 are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Radiofrequency products	$6,476	$4,529
Specialty access catheter products	6,043	6,676

Total medical oncology product sales	$12,519	$11,205

Sales for the Company’s domestic and international selling regions for the three month periods ended March 31, 2006 and 2005 are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Domestic	$10,144	$9,649
International	2,375	1,556

Total medical oncology product sales	$12,519	$11,205

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

14. Commitments and contingencies

The Company is, and may in the future be, involved in litigation relating to claims arising from the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

As of March 31, 2006, the Company had no future minimum payments due under capital leases, but does have commitments under operating leases related to facility rental and office equipment. Also, the Company has $9.7 million in convertible notes outstanding. The convertible notes are due in 2008. Also, on January 31, 2006, the Company entered into a Credit Agreement with CapitalSource, which provides for a revolving credit facility in principal amount of up to $7.0 million. Under the agreement the Company is required to pay CapitalSource a monthly collateral management fee equal to 0.05% of the average outstanding principal amount of the revolving facility during the month and an unused line fee in an amount equal to 0.04% per month of the difference derived by subtracting the daily average amount of the balances under the facility outstanding during the preceding month from the facility cap of $7.0 million. To date, no borrowings have been made under the revolving credit facility.

The following table sets forth future minimum payments due under operating leases, debt agreements and the revolving credit facility as of March 31, 2006, and further includes the Company’s commitment to purchase inventory under the April 26, 2006 supply and distribution agreement with Biocompatibles UK Limited (see Note 15. Subsequent Event: Supply and Distribution Agreement) (in thousands):

	Operating Leases	Debt	Unused Line Fee	Inventory Purchase Commitment	Total
Fiscal year ended December 31,
2006 (remaining nine months)	$307	$—	$26	$1,500	$1,833
2007	386	—	34	2,000	2,420
2008	354	9,700	34	1,941	12,029
2009	355	—	3	809	1,167
2010 and thereafter	101	—	—	—	101

Total of future minimum payments	$1,503	$9,700	$97	$6,250	$17,550

The Company’s purchase orders for products are based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. In addition, some of the purchase orders represent authorizations to purchase rather than binding agreements. Except for the inventory purchase commitment referred to above, the Company generally does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities and pre-determined prices that exceed our expected requirements. Therefore, agreements for the purchase of raw materials and other goods and services, except for the inventory purchase commitment referred to above, are not included in the table above. Agreements for outsourced services generally contain clauses allowing for cancellation without significant penalty, and are therefore not included in the table above.

15. Subsequent Event: Supply and Distribution Agreement

On April 26, 2006, the Company entered into a Supply and Distribution Agreement (the “Distribution Agreement”) with Biocompatibles UK Limited (“Biocompatibles”) related to the LC BeadTM embolization product. Pursuant to the terms of the Distribution Agreement, the Company has obtained exclusive license and distribution rights to Biocompatibles’ LC Bead embolization product in the United States and Canada for a period of three years.

The Distribution Agreement requires that the Company purchase a specific minimum number of units of the LC Bead embolization product for distribution in the United States and Canada in each of three specified periods during the term of the agreement. The Company must purchase units of the LC Bead embolization product from Biocompatibles at the price set forth in the Distribution Agreement, which is subject to upward adjustment in certain circumstances. The Company has agreed that it will not distribute any competing embolizing products of third parties in the United States or Canada during the term of the Distribution Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results” and those appearing elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Business Overview

We are a diversified medical device oncology company that develops, manufactures and markets innovative products for cancer patients including radiofrequency ablation (RFA) systems for treating cancerous tumors as well as percutaneous vascular ports and specialty access catheters. We also distribute a radiofrequency product, the HABIB 4X™ resection device, which is designed to limit blood loss in surgical resection procedures. Founded in 1994 on our core radiofrequency ablation platform, we are a leader in radiofrequency ablation for the treatment of solid cancerous and benign tumors in solid organs. We pioneered radiofrequency technology and have led the market in clinical training and clinical acceptance. In July 2004, we merged with Horizon Medical Products, Inc. (“Horizon”) in order to add Horizon’s specialty access catheter (SAC) product line to our product portfolio. Our SAC products include implantable infusion ports for the delivery of systemic chemotherapy, tunneled central venous catheters, safety needles, peripherally inserted central catheters (“PICC’s”), dialysis catheters and specialty catheters for stem cell transplant procedures.

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

Our efforts to increase our penetration of the liver cancer market have historically centered on investment in our domestic sales group. Our sales in the United States have historically been more profitable than our sales in international markets because direct selling, which avoids distributor discounts, permits higher average selling prices for our products. Accordingly, we have made significant investments in our domestic sales force in an effort to increase sales growth in the United States. Additionally, we introduced our premium-priced Starburst Xli and Xlie families of disposable needles in the domestic markets earlier than in international markets. These actions have for some time resulted in a growing percentage of radiofrequency ablation product sales derived from the domestic market. The SAC products acquired in the merger with Horizon are also heavily concentrated in the domestic market and we believe the merger permits wider and more efficient sales force coverage of the domestic market. However, with the intent to improve our margins and to increase our sales internationally, we began to sell directly in Germany, France and the United Kingdom during the fourth quarter of 2005. We believe this change may result in higher international sales growth in 2006 compared to 2005, although selling expenses will increase as a result of this change.

Our merger with Horizon in 2004 was intended to leverage our existing sales force and provide an opportunity for increased operating efficiencies. We believe that improved costs will help us to pursue our strategic objective of increased market share in our SAC product lines. The Horizon merger, after our consolidation of manufacturing operations, resulted in higher production volumes which should result in lower costs because our costs are volume dependent. We acknowledge, however, that achievement of lower costs is dependent on more than just production volume. Technology in our marketplace has evolved rapidly and we have, from time to time, recognized relatively high expenses related to excess, obsolete and expiring inventory as our product lines have changed. We may experience similar product changes and related obsolete inventory provisions in the future. Additionally, our costs are burdened by the amortization of intangible assets related to our product technology. We expect these amortization charges to continue through 2016, although in 2005 we recognized partial impairment of our Horizon product technology asset as a result of not achieving the volume of sales anticipated at the date of merger. As a result of the impairment, total amortization charges affecting our costs are expected to be lower in future years.

In addition to the product technology asset described above, in 2005 we also impaired merger-related assets for the value of trademarks and our Isomed distribution contract because our specialty access catheter sales have not achieved the levels anticipated at the date of the merger. The amortization of these assets is a component of our operating expenses. As a result of the 2005 impairment, the impact of amortization expense will be lower in 2006 than in comparable periods in 2005 or 2004.

We believe that continual enhancement of our product technology is important to maintaining our market leadership position in radiofrequency ablation technology, developing our technology to penetrate markets beyond liver cancer and improving our market share positions in both the RF and SAC markets. In 2001, we commercially launched our StarBurst XLi family of disposable devices and significantly expanded our direct domestic sales organization and our international distribution network. In 2002, the XLi family of disposable devices gained wide acceptance with our customers in the United States. In 2003, we introduced our next generation in infusion technology, the Xli-Enhanced (“Xlie”) disposable device. The Xlie device builds upon our established infusion expertise, making the ablation process easier and more efficient than it was with previous generations of our devices. In the third quarter of 2004, we merged with Horizon and acquired our SAC product line. In the second quarter of 2005, we introduced our HABIB 4X™ resection device, which is part of our RF product line, in our European markets, and in the third quarter of 2005 we received FDA approval for sale of the device in the United States. In November 2005, we received FDA approval to market our OmniPICC PI™ power injectable peripherally inserted central catheter that permits power injection delivery of contrast media in radiological imaging and interventional procedures. In the future, we will continue to make investments aimed at adapting our radiofrequency technology for use in applications other than liver and bone cancer, with a particular emphasis on research in the areas of lung and breast cancer which we believe offer large market opportunities. We will also continue to develop our specialty access catheter product line to add greater value to our customers while reducing cost, which we believe will result in a higher market share for these products.

We must also remain focused on activities that improve our financial results and provide a greater return to our stockholders. We note that consolidation of operations following the Horizon merger, completed in mid-2005, should reduce our costs and selling expenses. As a result, we expect our gross margin rate in 2006 to improve, compared to our 2005 gross margin rate. Also, in August 2005, we issued $9.7 million in convertible notes at a coupon rate of 6.5%. We used these funds to repay other debt that bore a higher interest rate, so we expect to have lower interest expense in 2006 than in 2005. We enhanced our liquidity in January 2006 with the signing of a revolving credit agreement that provides for as much as $7 million in borrowing capacity, although line availability given our current collateral is a lesser figure, approximately $4.0 million. Our 2006 results will also be affected by factors that we believe will increase costs and reduce earnings. We intend to increase our investments in marketing and research and development for new RF products intended for application in the treatment of breast cancer and also invest in a minimally invasive resection device. We therefore expect that our research and development expense will increase over the remaining quarters of 2006, compared to the first quarter of 2006. In addition, adoption of SFAS 123(R) will result in increased expense in 2006 and in future years, compared to 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We consider certain accounting policies related to revenue recognition, valuation of inventories, accounts receivable, acquired intangibles and impairment of long-lived assets including goodwill to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“the 2005 Form 10-K”). Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our 2005 Form 10-K. During the three months ended March 31, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the 2005 Form 10-K. except for the following addition to the critical accounting policies:

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the 2000 Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended March 31, 2006, of approximately 11.1% for non-officer grants and 3.2% for officer grants were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $697,000, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options and employee stock purchases of $679,000 and $18,000, respectively. As of March 31, 2006, total unrecognized forfeiture adjusted compensation costs related to unvested stock options was $5.0 million, which is expected to be recognized as an expense over a weighted average period of approximately 3.4 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options. See Note 3 to the Consolidated Financial Statements for additional information.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations for the quarter ended March 31, 2006 and the four preceding fiscal quarters:

	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005
Domestic sales	81%	86%	86%	81%	86%
International sales	19%	14%	14%	19%	14%

Total sales	100%	100%	100%	100%	100%
Cost of goods sold	39%	77%	40%	39%	43%

Gross profit	61%	23%	60%	61%	57%

Operating expenses:
Research and development	10%	8%	8%	8%	9%
Selling, general and administrative	66%	73%	56%	62%	60%
Restructuring charges	0%	0%	0%	0%	1%

Total operating expenses	76%	81%	64%	70%	70%

Loss from operations	(15%)	(58%)	(5%)	(9%)	(13%)
Interest expense	(1%)	(2%)	(2%)	(2%)	(3%)
Interest income and other expense, net	0%	0%	1%	(1%)	1%

Net loss	(16%)	(60%)	(6%)	(12%)	(15%)

Three months ended March 31, 2006 and 2005

The following table provides additional detail on our sales results for the quarters ended March 31, 2006 and 2005, respectively (in thousands):

	Three months ended March 31,
	2006	2005	Growth	%
Domestic sales:
Radiofrequency products	$4,709	$3,602	$1,107	31%
Specialty access catheter products	5,435	6,047	(612)	-10%

Total domestic sales	$10,144	$9,649	$495	5%

International sales:
Radiofrequency products	$1,767	$927	$840	91%
Specialty access catheter products	608	629	(21)	-3%

Total international sales	$2,375	$1,556	$819	53%

Total radiofrequency sales	$6,476	$4,529	$1,947	43%
Total specialty access catheter products	6,043	6,676	(633)	-9%

Total sales	$12,519	$11,205	$1,314	12%

For the quarter ended March 31, 2006, sales totaled $12.5 million, an increase of 12% or $1.3 million from $11.2 million in the quarter ended March 31, 2005. Sales of our RF products grew $1.1 million domestically and $0.8 million internationally, with both regions benefiting from the 2005 market introduction of our Habib 4X™ resection device. Sales of SAC products fell $0.6 million. Domestically, sales for the period grew $0.5 million or 5%. Internationally, our sales began to reflect the impact of our 2005 decision to sell directly to our customers, rather than through distributors, in Germany, France and the United Kingdom. International sales in the first quarter of 2006 increased $0.8 million or 53% over the first quarter of 2005. We believe that our shift to direct distribution will result in international sales growth that outpaces domestic sales growth over the balance of 2006.

Cost of goods sold for the quarter ended March 31, 2006 was $4.9 million, with a gross margin rate of 61%, compared to $4.8 million and a gross margin of 57% in the quarter ended March 31, 2005. We believe the improvement in gross margin primarily reflects improved manufacturing efficiency, as the 2005 period was burdened by implementation costs associated with the Horizon merger. However, margins were also favorably impacted by an improved sales mix, with a larger percentage of our sales coming from relatively more profitable RF products. Also, our costs improved by $0.1 million because amortization charges were lower than in the 2005 period owing to our 2005 impairment of intangible assets. Cost of goods sold in the quarter ended March 31, 2006 includes approximately $31,000 in stock compensation expense related to implentation of SFAS 123(R).

Research and development expenses for the quarter ended March 31, 2006 were $1.3 million, compared to $1.0 million in the quarter ended March 31, 2005. In the 2006 quarter, spending on our RF related development work increased by approximately $0.1 million and we also had additional patent legal expenses of approximately $0.1 million. Further, research and development expenses in the quarter ended March 31, 2006 included approximately $0.1 million in stock compensation expense related to implementation of SFAS 123(R).

Selling, general and administrative expenses for the quarter ended March 31, 2006 were $8.2 million, compared to $6.8 million in the quarter ended March 31, 2005. International sales expenses for the 2006 quarter were $0.4 million higher than in the 2005 quarter, reflected increased costs associated with our adoption of direct selling, rather than through distributors, in Germany, France and the United Kingdom. General and administrative expenses in the 2006 quarter were $0.4 million higher than in the 2005 quarter, reflecting $0.2 million in costs associated with obtaining our revolving line of credit, and also a $0.2 million credit, relating to bad debt expense, that was present in the 2005 quarter but not in the 2006 quarter. Further, selling, general and administrative expenses in the quarter ended March 31, 2006 included approximately $0.6 million in stock compensation expense related to implementation of SFAS 123(R).

Interest expense, net of interest and other income, for the quarter ended March 31, 2006 was $0.1 million, down from $0.2 million for the quarter ended March 31, 2005, reflecting both a lower debt balance and a lower interest rate on our outstanding debt throughout the 2006 period.

Liquidity and Capital Resources

Our balance of cash and cash equivalents on March 31, 2006 was $6.7 million. We used $2.7 million in cash in operating activities for the year ended December 31, 2005. In the quarter ended March 31, 2006, operating activities provided $0.5 million in cash. Our liquidity and capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current balances of cash and cash equivalents will satisfy our cash requirements for at least the next 12 months. During or after this 12 month period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities, borrow from our existing credit facility, obtain an additional credit facility or renegotiate debt repayment terms. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to us and our stockholders, or that we will be successful in renegotiating debt repayment terms. Failure to obtain sufficient funds on acceptable terms when needed, to make timely debt payments, or to achieve our growth or profitability objectives may require us to curtail operations, perhaps to a significant extent.

For the quarter ended March 31, 2006, net cash provided by operating activities was $0.5 million. Our net loss of $2.0 million was offset by non-cash charges of $1.9 million, including $0.9 million in depreciation and amortization, $0.7 million in stock-based compensation and a $0.3 million provision to reserves for uncollectible accounts receivable and inventory. Approximately $0.8 million in cash was provided in our first quarter ended March 31, 2006, including a $0.5 million increase in trade payables and a $0.3 million increase in accrued payroll-related expenses. About $0.2 million in cash was used in the first quarter of 2006 by an increase in prepaid assets that resulted from a short term advance of cash to a supplier.

For the quarter ended March 31, 2006, $0.2 million was used in investing activities, primarily due to the purchase of property and equipment. We note that in our second quarter ending June 30, 2006, in addition to our normal and ordinary purchases of capital equipment, we are required to pay $0.5 million to EMcision Limited Incorporated in conjunction with our license to sell our Habib 4X™ resection device.

Financing activities for the quarter ended March 31, 2006 provided $0.9 million in cash, reflecting proceeds from issuance of common stock and option exercises in the amount of $1.0 million offset by debt payments of $0.1 million.

On January 31, 2006 we entered into a Credit Agreement with CapitalSource, which provides for a revolving credit facility in the principal amount of up to $7 million and availability as of March 31, 2006 of approximately $4.0 million. Under the agreement we are required to pay CapitalSource a monthly collateral management fee equal to 0.05% per month of the average outstanding principal amount of the revolving facility during the month and an unused line fee in an amount equal to 0.04% per month of the difference derived by subtracting the daily average amount of the balances under the facility outstanding during the preceding month from the facility cap of $7.0 million. To date, we have made no borrowings under this facility.

On August 5, 2005, we completed a private placement of subordinated Senior Convertible Notes (the “New Notes”) with an aggregate principal amount of $9.7 million. The New Notes were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) among us and Atlas Master Fund, Ltd., which is not related to us. No warrants or other securities were issued in conjunction with the Purchase Agreement and we incurred no financing costs other than normal and customary legal and other professional expenses. The New Notes are convertible into shares of our common stock at an initial conversion price of $4.03 per share of common stock. The conversion price of $4.03 per share of common stock was greater than the per share fair market value of the Company’s common stock on the date of issuance of the New Notes. The conversion price is subject to adjustment in certain circumstances, including common stock splits or like events. Until conversion or maturity, the New Notes bear interest at the rate of 6.5% per annum, payable semiannually in cash. Absent conversion, the New Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date the closing price of the common stock has been at or above 102% of the then current conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the New Notes shall automatically be converted into common stock, subject to certain conditions. The issuance of the New Notes was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. A filing of a registration statement on Form S-3 was required by the Purchase Agreement. Timely filing of the registration statement was made and it has been declared effective by the SEC. All of the funds raised by the private placement were used to repay previously existing debt.

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

As of March 31, 2006, we had no future minimum payments due under capital leases, but we do have commitments under operating leases related to facility rental and office equipment. Also, we have $9.7 million in convertible notes, the New Notes described above, outstanding. The New Notes are due in 2008. Also, on January 31, 2006, we entered into a Credit Agreement with CapitalSource, which provides for a revolving credit facility in principal amount of up to $7.0 million. Under the agreement we are required to pay CapitalSource a monthly collateral management fee equal to 0.05% of the average outstanding principal amount of the revolving facility during the month and an unused line fee in an amount equal to 0.04% per month of the difference derived by subtracting the daily average amount of the balances under the facility outstanding during the preceding month from the facility cap of $7.0 million. To date, no borrowings have been made under the revolving credit facility.

The following table sets forth our future minimum payments due under operating leases, debt agreements and the revolving credit facility as of March 31, 2006, and further includes our commitment to purchase inventory under the April 26, 2006 supply and distribution agreement with Biocompatibles (in thousands):

	Operating Leases	Debt	Unused Line Fee	Inventory Purchase Commitment	Total
Fiscal year ended December 31,
2006 (remaining nine months)	$307	$—	$26	$1,500	$1,833
2007	386	—	34	2,000	2,420
2008	354	9,700	34	1,941	12,029
2009	355	—	3	809	1,167
2010 and thereafter	101	—	—	—	101

Total of future minimum payments	$1,503	$9,700	$97	$6,250	$17,550

Our purchase orders for products are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. Other than the distribution agreement with Biocompatibles, we generally do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities and pre-determined prices that exceed our expected requirements. Therefore, agreements for the purchase of raw materials and other goods and services, excepting the commitments under the distribution agreement with Biocompatibles, are not included in the table above. Agreements for outsourced services generally contain clauses allowing for cancellation without significant penalty, and are therefore not included in the table above.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123(R) requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) became effective for us in the quarter ending March 31, 2006. The impact of SFAS No. 123(R) was approximately $0.7 million for the three months ended March 31, 2006 and it is likely that the adoption of SFAS No. 123(R) will continue to have a material impact on our financial position and results of operations in the future.

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

In February 2006, the FASB issued a final FSP, FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. The guidance in this FSP FAS 123(R)-4 amends paragraphs 32 and A229 of FASB Statement No. 123(R) to incorporate the concept articulated in footnote 16 of FAS 123(R). As a result, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123(R), a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123(R)-4 is permitted in periods for which financial statements have not yet been issued. We do not anticipate that this new FSP will have any material impact on our financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assumed fixed rate borrowings in conjunction with our merger with Horizon. Essentially all of these borrowings were refinanced in August of 2005 through the purchase agreement under which the Company issued its senior convertible notes. As of March 31, 2006, these notes comprise all of the Company’s outstanding debt. As of March 31, 2006 the balance of the senior convertible notes and related interest rate were as follows:

	Balance Oustanding	Interest Rate
Senior Convertible Notes	$9,700,000	6.5%

Changes in interest rates will affect the fair market value of this borrowing. Otherwise, our market risk disclosures have not changed significantly from those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Stonefield Josephson, Inc., an independent registered public accounting firm, as stated in their attestation report which is included in our 2005 Form 10-K.

For the quarter ended March 31, 2006, the Company has maintained its disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q for the period ended March 31, 2006, present fairly in all material respects, and in accordance with generally accepted accounting principles in the United States of America, our financial condition, results of operations and cash flows for the periods presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors.

There are no material changes to the risk factors described under the title “Factors That May Affect Future Results” in our 2005 Annual Report on Form 10-K other than the addition of new risk factors entitled:

•	“If we are not successful in developing new radiofrequency and vascular access products, it may negatively impact our revenues and results of operations,”

•	“We do not have experience as a distributor of LC Beads, and if we are unable to profitably sell LC Beads and/or meet our minimum quantity requirements, our financial results will be adversely affected,”

•	“Our reliance on only one or two suppliers for several of our products or key components of our products could harm our ability to meet demand for our products in a timely manner or within budget,”

•	“Our RF and SAC products are subject to product defects, recalls or failures, which could harm our financial results” and

•	“Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage a takeover.”

The new risk factor entitled “Our reliance on only one or two suppliers for several of our products or key components of our products could harm our ability to meet demand for our products in a timely manner or within budget” is intended to consolidate the following three related risk factors present in our 2005 Form 10-K, which have been removed from the identified risk factors in this quarterly report on Form 10-Q for the period ended March 31, 2006:

•	“We are dependent on two third-party suppliers for the supply of our generators, and any failure to deliver generators to us could result in lower than expected sales,”

•	“We are dependent on two suppliers as the only sources of a component that we use in our radiofrequency ablation disposable electrodes, and any disruption in the supply of this component could negatively affect our business,” and

•	“We are dependent on one supplier as our only source of an accessory device used in conjunction with our Starburst Xlie line of disposable devices, and any disruption in the supply of this device could negatively affect our sales.”

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We are heavily dependent on our RF product line, our line of SAC products and the development and introduction of new products in order to achieve our sales goals and our profitability and cash flow targets. Failure to achieve and grow market acceptance for either product line or for new products could harm our results of operations and financial condition, including recognition of additional asset impairment charges, and could limit our ability to fund our research and development projects.

The majority of our sales are expected to come from the sale of our RF products and our line of SAC products. To date, our original sales expectations at the time of the consummation of the Horizon merger have not been met because sales of our SAC products declined on a quarterly basis throughout 2005. As a result of not meeting sales expectations for our SAC products, in 2005 we recognized an impairment of some of the intangible assets originally established upon consummation of the Horizon merger. Our future financial performance will primarily depend upon physician adoption and patient awareness of our RF and SAC products for existing indications or, presuming FDA approval, new indications as well as from sales of new products. Our profitability and cash flows as well as our ability to fund our research and development projects will suffer if physician adoption and patient awareness of our products do not meet our expectations. Furthermore, we may be required to recognize additional asset impairment charges in the future if sales expectations of our SAC product line are not met.

If we become unable to meet customer demand through disruption of manufacturing operations, our business could suffer.

We have transitioned our California-based manufacturing operations for our RF products to our Manchester, Georgia location. Our initial production of RF products in that location resulted in relatively low product yields and relatively high unit costs. If we become unable to meet customer demand for our products, or if the high initial costs associated with manufacture of our RF products in Georgia do not abate, our business could suffer. Additionally, we expect to begin manufacture of the HABIB 4X™ bipolar resection device in Manchester in 2006. It is possible that initial production of this product could similarly result in low yields or high unit costs and, if so, our business could suffer. Finally, changes to our manufacturing processes, such as our plan to implement a new sterilization method for our products, could result in a disruption of operations and, if so, our business could suffer.

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

If we are not successful in developing new radiofrequency and vascular access products, it may negatively impact our revenues and results of operations.

We face technical challenges in developing new radiofrequency and vascular access products, obtaining regulatory approval of such products, and producing such products in sufficient quantities once developed. We believe that the continued introduction of such new products is essential to the Company’s future growth. Technical and regulatory difficulties may delay or prevent the introduction of such new products, which would negatively impact our revenues and results of operations.

We do not have experience as a distributor of LC Beads, and if we are unable to profitably sell LC Beads and/or meet our minimum quantity requirements, our financial results will be adversely affected.

In April 2006, we acquired the rights from Biocompatibles UK Limited to be the exclusive distributor in the United States and Canada of Biocompatibles’ LC Bead embolization product. The LC Bead product is designed to block the blood supply to tumors. As part of our agreement with Biocompatibles, we agreed to purchase minimum quantities of the LC Bead product during specified periods and further agreed that such purchases will be at or above a stated purchase price. We do not have experience as a distributor of LC Beads or any similar embolic bead product. If we are unable to profitably sell the LC Bead product in the required quantities, our revenues, profits and cash flows will be adversely affected and we may need to obtain additional capital.

Our reliance on only one or two suppliers for several of our products or key components of our products could harm our ability to meet demand for our products in a timely manner or within budget.

Some of our products or components necessary for the assembly of our products, including the HABIB 4X™ bipolar resection device and several of our radiofrequency ablation products, are currently provided to us by only one or two suppliers. We purchase such products or components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. The disruption or termination of the supply of products or components could cause a significant increase in our costs, which could affect our profitability. A disruption or termination in the supply of products or components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of our products or components of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could harm our ability to meet demand for our products in a timely manner or within budget.

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

Our RF and SAC products are subject to product defects, recalls or failures, which could harm our financial results.

Like other medical devices, our RF and SAC products can experience and in the past have experienced performance problems in the field that require corrective action. If our suppliers fail to produce components to our specifications, or if the suppliers or we use defective materials or poor workmanship in the manufacturing process, the reliability and performance of our products will be compromised. We cannot assure you that our testing procedures will adequately identify all defects in our products or that component failures, manufacturing errors, or inadequate packaging, which could result in an unsafe condition or injury to the operator or the patient, will not occur. If any defects occur, we may incur warranty or repair costs, be subject to claims for damages related to product defects, be required to recall products, or experience manufacturing, shipping or other delays or interruptions as a result of these defects. Any recall would divert management attention and financial resources and could expose us to product liability or other claims, which may not be adequately covered by insurance, and may harm our reputation with customers which would in turn harm our financial results.

Any material weaknesses identified in our internal control over financial reporting or disclosure controls and procedures could have an adverse effect on our business. Additionally, we have expended substantial resources to comply with the Sarbanes-Oxley Act and may be required to expend significant resources in the future.

For the year ended December 31, 2004, we identified material weaknesses in our procurement process which prior to adjustment, could have resulted in a material misstatement of our annual or interim financial statements. As a result of these material weaknesses, we determined that we did not maintain effective internal control over financial reporting as of December 31, 2004. These material weaknesses have been remediated and no material weaknesses in our internal control over financial reporting have been identified for the year ended December 31, 2005 or for the quarter ended March 31, 2006. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A material misstatement in our future annual or interim financial statements could result and our business could suffer. Additionally, we have expended substantial resources to comply with the Sarbanes-Oxley Act and may be required to expend significant resources in the future.

We have limited experience manufacturing our RF and SAC disposable devices in substantial quantities, and if we are unable to hire sufficient additional personnel or to purchase additional equipment or are otherwise unable to meet customer demand, our business could suffer. Also, we have consolidated our manufacturing operations at our Manchester, Georgia location, and, prior to September 30, 2004, personnel at that location had essentially no experience in manufacturing our radiofrequency ablation disposable devices.

To be successful, we must manufacture our products in substantial quantities in compliance with regulatory requirements at acceptable costs. If we do not succeed in manufacturing quantities of our disposable devices that meet customer demand, we could lose customers and our business could suffer. At the present time, we have limited high-volume manufacturing experience. Our manufacturing operations are currently focused on the in-house assembly of our disposable devices. As we increase our manufacturing volume and the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. Because our manufacturing operations are primarily dependent upon manual assembly, if demand for our products increases we will need to hire additional personnel and may need to purchase additional equipment. If we are unable to sufficiently staff and equip our manufacturing operations, or are otherwise unable to meet customer demand for our products, our business could suffer.

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

We believe that the integration of the two companies was essentially complete as of June 30, 2005. However, as of March 31, 2006, we have less than two years of combined operations, and we may, in the future, encounter again any or all of the difficulties in operational integration we have faced in the period since the merger. These difficulties could include an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel. Further, the diversion of our management’s attention and any delays or difficulties encountered in connection with the operation of our geographically disparate organization could harm our business, results of operations, financial condition or prospects.

We have a history of losses and may never achieve profitability.

In our first quarter ended March 31, 2006, we incurred a net loss of $2.0 million. We incurred net losses of $11.0 million in 2005, $9.3 million in 2004 and $11.1 million in 2003. At March 31, 2006, we had an accumulated deficit of $101.2 million. To become profitable we must increase our sales and continue to limit the growth of our operating expenses. If our sales do not grow, or if expenses grow excessively, we may not be able to achieve or maintain profitability in the future. We expect that the implementation of SFAS 123(R) will negatively impact our profitability in 2006 and beyond.

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

In the market for specialty access catheters and ports, we compete directly with C.R. Bard Inc, Boston Scientific and Sims Deltec, Inc. All of these competitors are publicly traded companies with substantially greater resources than what we have. The product offerings of these competitors and their selling prices may, in some cases, require us to reduce prices for our SAC products.

We are also aware of several companies in international markets that sell products that compete directly with ours. These companies are affecting our international market share and may erode that share in the future. In addition, one of these companies, Berchtold Corporation, has received FDA clearance for using radiofrequency energy to ablate soft tissue.

Alternative therapies could prove to be superior to our RF products or our implantable specialty access products, and physician adoption of our products could be negatively affected.

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

We currently lack long-term data regarding the safety and efficacy of our RF products and may find that long-term data does not support our short-term clinical results or that further short or long-term studies do not support the safety and efficacy of our RF products in various applications. If the safety or efficacy of our RF products is questioned, our sales could decline.

Our RF products are supported by clinical follow-up data in published clinical reports or scientific presentations covering periods from five months to five years after RF. If additional studies in liver cancer or in other applications fail to confirm or demonstrate the effectiveness of our RF products, our sales could decline. If longer-term patient follow-up or clinical studies indicate that our procedures cause unexpected, serious complications or other unforeseen negative effects, we could be subject to significant liability. Further, because some of our data has been produced in studies that were retrospective, not randomized, or included small patient populations and because, in certain circumstances, we rely on clinical data developed by independent third party physicians, our clinical data may not be reproduced in wider patient populations.

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

In the event a competitor infringes on our patent or other intellectual property rights, enforcing those rights, such as by filing a lawsuit, may be difficult and time consuming. It may also be difficult or impossible to enforce our intellectual property rights outside of the United States, particularly in countries where laws are less protective of intellectual property rights. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we are unable to protect our intellectual property rights, we could lose market share to our competitors and our business could suffer.

Our dependence on international sales, which account for a significant portion of our total sales, could harm our business.

Because our future profitability will depend in part on our ability to increase product sales in international markets, we are exposed to risks specific to business operations outside the United States. These risks include:

•	the risk of expanding and maintaining a direct sales force in Germany, France and the United Kingdom;

•	the challenge of managing international sales in other international markets without direct access to the end customer;

•	lower average selling prices for our products, due to distributor discounts;

•	the risk of inventory build-up by our distributors which could negatively impact sales in future periods;

•	obtaining reimbursement for procedures using our devices in some foreign markets;

•	the burden of complying with complex and changing foreign regulatory requirements;

•	longer accounts receivable collection time;

•	significant currency fluctuations, which could cause our distributors to reduce the number of products they purchase from us because the cost of our products to them could increase relative to the price they could charge their customers;

•	reduced protection of intellectual property rights in some foreign countries; and

•	contractual provisions governed by foreign laws.

We are substantially dependent on our Italian distributor and if we lose this distributor, or if this distributor significantly reduces its product demand, our international and total sales could decline.

We are substantially dependent on M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, which accounted for 18% and 19% of our international sales for the quarter ended March 31, 2006 and the year ended December 31, 2005, respectively. International sales accounted for 19% and 16% of our total sales for the quarter ended March 31, 2006 and the year ended December 31, 2005, respectively. The loss of this distributor, or a significant decrease in demand from this distributor, could cause our sales to decline substantially.

Our relationships with third-party distributors could negatively affect our sales.

We currently sell our products in selected international markets and some areas of our domestic market through third-party distributors over whom we have limited control, and, if they fail to adequately support our products, our sales could decline. In the past, we have terminated agreements with distributors and although we contracted with replacement distributors, we expended significant time and resources in doing so, and our sales in the affected markets suffered during the transition period. During 2005, we terminated distributor agreements to initiate direct sales efforts in Germany, France and the United Kingdom and incurred approximately $180,000 in related expense in the fourth quarter of fiscal 2005. We may in the future terminate distributor agreements with the intent to locate new distributors or with the intent to initiate direct sales efforts in specific markets. If our distributors or we terminate other distributor agreements, we could incur similar or more burdensome expenses, we could expend significant time and resources in finding replacement distributors or in establishing a direct sales force, and our sales could decrease during any related transition period.

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

In the United States, our products are purchased primarily by hospitals and medical clinics, which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for the healthcare services provided to patients. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse hospitals for medical treatment at a fixed rate based on the diagnosis-related group, or DRG, established by the United States Centers for Medicare and Medicaid Services. The fixed rate of reimbursement is based on the procedure performed and is unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. In addition, third-party payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate or not cost-effective, experimental or used for a non-approved indication.

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

We are highly dependent on the principal members of our management team, including our Chief Executive Officer as well as key staff in the areas of finance, sales, operations and research and development, many of whom are highly skilled and potentially difficult to replace. Our future success will depend in part on the continued service of our staff and our ability to identify, hire and retain additional personnel. The markets for qualified management personnel in Northern California, where our headquarters are located, and Georgia, where our primary operating facilities are located, are competitive and expected to remain so. In addition, our Manchester, Georgia facility is located in a rural area and the number of skilled personnel is limited. Because the environment for qualified personnel is so competitive, costs related to compensation may increase significantly. If we are unable to attract and retain both the management team and key personnel we need to support and grow our business, our business will suffer.

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

Sales of our products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer than that required for FDA approval or clearance, and requirements for foreign licensing may differ from FDA requirements. For example, some of our newer RF products have not received approval in Japan. Any failure to obtain necessary regulatory approvals for our new products in foreign countries could negatively affect revenues.

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

Our executive officers and directors, and their respective affiliates, own approximately 4.3% of our outstanding common stock as of March 31, 2006. These stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

(a) Exhibits:

10.9	2006 Management Performance Incentive Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC

By:	/s/ Joseph DeVivo
Joseph DeVivo President and Chief Executive Officer

Date: May 9, 2006