Form 10-Q
period 2006-06-30
RITA MEDICAL SYSTEMS INC
filed 2006-08-08
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2006, there were 43,200,719 shares of the Registrant’s common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,881	$5,522
Accounts and note receivable, net of allowance for doubtful accounts of $1,024 at June 30, 2006 and $1,077 at December 31, 2005	7,658	7,264
Inventories	5,445	5,380
Prepaid and other current assets	1,329	941

Total current assets	20,313	19,107
Long term note receivable, net of collection allowance of $31 at December 31, 2005	—	58
Property and equipment, net	1,775	1,959
Goodwill	91,339	91,339
Intangible assets, net	22,419	23,502
Other assets	432	502

Total assets	$136,278	$136,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,302	$2,091
Accrued liabilities	3,963	3,306
Current portion of long term debt	—	113

Total current liabilities	6,265	5,510
Long term debt, net of current portion	9,700	9,700
Other long term liabilities	75	62

Total liabilities	16,040	15,272

Commitments and contingencies (Note 14 )	—	—

Stockholders’ equity :
Common stock, $0.001 par value:
Authorized: 150,000 shares at June 30, 2006 Issued and outstanding: 43,187 shares at June 30, 2006 and 42,676 shares at December 31, 2005	43	43
Additional paid-in capital	222,956	220,403
Accumulated deficit	(102,761)	(99,251)

Total stockholders’ equity	120,238	121,195

Total liabilities and stockholders’ equity	$136,278	$136,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	$12,800	$11,955	$25,319	$23,160
Cost of goods sold	4,854	4,623	9,715	9,428

Gross profit	7,946	7,332	15,604	13,732

Operating expenses:
Research and development	1,406	999	2,686	2,038
Selling, general and administrative	7,808	7,415	16,021	14,183
Restructuring charges	—	—	—	60

Total operating expenses	9,214	8,414	18,707	16,281

Loss from operations	(1,268)	(1,082)	(3,103)	(2,549)

Interest expense	(175)	(211)	(347)	(498)
Interest income and other expense, net	(112)	(94)	(60)	(28)

Net loss	$(1,555)	$(1,387)	$(3,510)	$(3,075)

Net loss per common share, basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.07)

Shares used in computing net loss per commonshare, basic and diluted	43,153	41,548	43,100	41,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,510)	$(3,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and loss on disposal of assets	1,754	1,909
Amortization of stock-based compensation	1,479	34
Allowance for doubtful accounts	21	(138)
Provision for obsolete inventories	517	61
Changes in operating assets and liabilities:
Accounts and note receivable	(433)	(434)
Inventories	(582)	(709)
Prepaid and other assets	(186)	(184)
Accounts payable and accrued liabilities	1,025	(71)
Deferred revenue	141	(7)

Net cash provided by/(used in) operating activities	226	(2,614)

Cash flows from investing activities:
Purchase of property and equipment	(487)	(353)
Purchase of marketable securities	—	(81)
Sales and maturities of marketable securities	—	963
Cash used in acquisition of product license	(500)	(50)
Note receivable, other assets and other long term liabilities	159	(41)

Net cash provided by/(used in) investing activities	(828)	438

Cash flows from financing activities:
Principal payments on debt	(113)	(6,846)
Proceeds from issuance of common stock, net of issuance costs	1,074	306

Net cash provided by/(used in) financing activities	961	(6,540)

Net increase/(decrease) in cash and cash equivalents	359	(8,716)
Cash and cash equivalents at beginning of period	5,522	12,978

Cash and cash equivalents at end of period	$5,881	$4,262

Supplemental disclosure of non-cash investing and financing activities:
Accrued liability in conjunction with acquisition of product license	$—	$500
Equity issued in conjunction with acquisition of product license	$—	$404

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by RITA Medical Systems, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet data as of December 31, 2005 was derived from audited financial statements and does not include all disclosures contained in the 2005 annual report to shareholders. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

2. Liquidity

As of June 30, 2006, the Company’s total assets were $136.3 million, total liabilities were $16.0 million and working capital was $14.0 million. The Company’s balance of cash and cash equivalents on June 30, 2006 was $5.9 million. In 2008, the Company will be required to make $9.7 million in debt payments, presuming no conversion of the outstanding convertible debt into equity prior to the maturity date of the issue.

On January 31, 2006, the Company entered into a Credit Agreement with CapitalSource Finance LLC (“CapitalSource”), which provides for a revolving credit facility in the principal amount of up to $7 million. Estimated availability under the revolving credit facility was approximately $5 million as of June 30, 2006. To date, there have been no borrowings under the revolving credit facility.

Current and anticipated demand for the Company’s products, including the production process for those products, affects the need for capital. Changes in these or other factors could have a material impact on capital requirements and may require the Company to raise additional capital. While the Company believes that its existing cash resources will be sufficient to fund its operating needs for the next twelve months, additional financing may be required for the Company’s currently envisioned long-term needs. If the Company needs to raise additional financing, it will seek to issue additional equity or debt securities, utilize its existing credit facility, obtain an additional credit facility or renegotiate debt repayment terms. There can be no assurance that any additional financing will be available on terms acceptable to the Company, or at all. In addition, future equity financings could result in dilution to stockholders, and future debt financings could result in certain financial and operational restrictions. Failure to obtain sufficient funds on acceptable terms when needed, to make timely debt payments, or to achieve the Company’s growth or profitability objectives may require the Company to curtail operations, perhaps to a significant extent.

3. Accounting for stock-based compensation

Stock-Based Benefit Plans

2005 Stock and Incentive Plan: The Company implemented the 2005 Stock and Incentive Plan (“2005 Plan”) subsequent to stockholder approval at the Company’s annual stockholder meeting in June 2005. This plan was implemented to replace the Company’s 2000 Stock Plan, to expand the types of equity awards permitted under the equity compensation plans and to take tax deductions for certain equity compensation paid to executive officers under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Company reserved for issuance a maximum of 5,591,390 shares of the Company’s common stock under the 2005 Plan. In 2006, the Board of Directors approved an amendment of the 2005 Plan to increase the number of shares of common stock issuable under the 2005 Plan by an additional 500,000 shares to a total of 5,876,746 shares. This amendment was subsequently approved by the Company’s stockholders in June 2006. The types of awards that may be granted under the 2005 Plan include restricted stock grants, restricted stock units, stock appreciation rights, stock purchase rights, and other similar types of awards as well as cash awards. Up to 400,000 shares of common stock may be granted under the 2005 Plan as restricted stock grants, stock purchase rights and restricted stock units or any similar type of award that does not require the participant to pay the Company an amount equal to the fair market value of the common stock as of the award grant date. The maximum number of shares subject to awards that may be granted to any one participant under the 2005 Plan during any single fiscal year of the Company is 1,000,000 shares and the maximum value of any cash award granted under the 2005 Plan is $500,000. The 2005 Plan will expire in 2015 unless it is terminated earlier pursuant to its terms. The average vesting period of options granted under this plan has been four years. Most of the options granted under this plan utilize “cliff” vesting, under which a portion of the underlying shares vest at the six month anniversary of the date of grant, with ratable monthly vesting thereafter. Options granted under this plan may also provide for ratable monthly vesting without a “cliff” provision. On June 30, 2006, there were 1,100,673 options available for grant under the 2005 Plan.

2000 Director’s Stock Option Plan: Under the 2000 Director’s Stock Option Plan, one million shares of common stock have been reserved for issuance to non-employee directors. Option grants have been and will continue to be made at the fair market value of the common stock on the date of the grant. Options granted under this plan become exercisable, generally vest on a cumulative basis and generally expire ten years from the date of grant. The average vesting period of options granted under this plan has been approximately two years. On June 30, 2006, there were 427,330 options available for grant under the 2000 Director’s Stock Option Plan.

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

1998 Incentive Stock Plan: The 1998 Incentive Stock Plan was assumed by the Company in connection with its merger with Horizon Medical Products, Inc. (“Horizon”). Options granted under this plan became fully vested immediately prior to the merger, and will generally expire ten years from the original date of grant. The Company’s Board of Directors has determined that no future grants will be made under this plan.

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

2000 Employee Stock Purchase Plan: The Company’s 2000 Employee Stock Purchase Plan was adopted in 2000. A total of 650,000 common shares were initially reserved for issuance under this plan. An additional 650,000 shares were reserved in 2005. In 2006, the Board of Directors decided not to increase the number of common shares reserved under the plan. Future increases may occur on the first day of each year until 2010, in amounts equal to the lesser of 650,000 shares, 4% of the Company’s outstanding common stock on the last day of the preceding year, or such lesser number that the Board of Directors determines. This plan permits employees to purchase common shares at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or the end of each offering period. Employee purchases are nonetheless limited to 15% of eligible cash compensation, and other restrictions regarding the amount of annual purchases also apply.

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

On July 29, 2004, the Company completed its merger with Horizon. Under the terms of the merger agreement, the Company assumed 125,000 Horizon warrants, which were converted into warrants exercisable for 52,650 shares of the Company’s common stock at an average price of $2.11 per share. Their aggregate fair value of approximately $201,000 was recorded as part of the purchase price of Horizon acquisition using fair values determined under the Black-Scholes valuation model. In 2005, 21,060 of these warrants were exercised in a net issuance exchange for 9,521 shares of the Company’s common stock. In 2006, 21,060 of these warrants were exercised in a net issuance exchange for 12,098 shares of the Company’s common stock. The remaining 10,530 will expire in 2011.

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

Adoption of SFAS 123 (R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six month periods ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first six months of fiscal 2006 has been based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six month periods ended June 30, 2006, the Company applied estimated average forfeiture rates of approximately 11.1% for non-officer grants and 3.2% for officer grants, based on historical forfeiture experience. The estimated pricing term of option grants for the three and month periods ended June 30, 2006 was 5.0 years for non-officer grants and 5.6 years for officer grants. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six month periods ended June 30, 2006 and June 30, 2005. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The Company’s fair value calculations for stock-based compensation awards to employees for the three and six month periods ended June 30, 2006 were based on the following assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Risk-free interest rate	4.9% - 5.1%	4.3% - 5.1%
Expected life (years)	5.0 - 5.6	5.0 - 5.6
Expected volatility	57.7% - 62.8%	57.7% -62.8%
Expected dividends	None	None

The corresponding assumptions for the 2000 Employee Stock Purchase Plan were as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Risk-free interest rate	4.5%	3.8% - 4.5%
Expected life (years)	0.5	0.5
Expected volatility	29%	29% - 60%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options and employee stock purchase plan purchases under SFAS 123(R) for the three and six month periods ended June 30, 2006, allocated as shown (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense included in:
Cost of sales	$42	$73
Research and development	127	212
Selling, general and administrative	613	1,194

Total stock-based compensation expense	$782	$1,479

For the three and six month periods ended June 30, 2006, the amounts of stock-based compensation expense related to stock options were approximately $754,000 and $1,433,000, respectively. For the three and six month periods ended June 30, 2006, the amounts of stock-based compensation expense related to employee stock purchase plan purchases were approximately $28,000 and $46,000, respectively.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three and six month periods ended June 30, 2006 was $1,555,000 and $3,510,000, respectively. The Company’s net loss for the three months ended June 30, 2006 was $782,000 greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss per common share, basic and diluted, for the three months ended June 30, 2006 was $0.04. The Company’s net loss per common share, basic and diluted, for the three months ended June 30, 2006 was $0.02 greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss for the six months ended June 30, 2006 was $1,479,000 greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss per common share, basic and diluted, for the six months ended June 30, 2006 was $0.08. The Company’s net loss per common share, basic and diluted, for the six months ended June 30, 2006 was $0.03 greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25.

A summary of option activity under the Company’s stock equity plans during the six months ended June 30, 2006 is as follows:

Options	Number of Shares (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2005	7,527	$2.85
Granted	1,057	3.79
Exercised	(467)	2.06
Cancelled	(490)	4.29

Outstanding at June 30, 2006	7,627	$2.93	7.40	$6,353

Vested or expected to vest at June 30, 2006	7,107	$2.88	7.27	$6,304

Exercisable at June 30, 2006	4,572	$2.52	6.35	$5,889

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number outstanding	Weighted Average Exercise Price
0.50 - 1.07	1,795	5.63	$1.06	1,795	$1.06
1.19 - 1.94	123	6.07	1.63	123	1.63
2.02 - 2.52	1,049	5.79	2.41	847	2.38
2.57 - 3.07	850	7.97	2.88	569	2.87
3.09 - 3.42	1,213	8.37	3.27	494	3.22
3.43 - 3.92	1,360	9.25	3.71	199	3.59
3.94 - 6.75	1,129	8.43	4.26	437	4.50
8.02 - 34.73	108	4.17	13.66	108	13.66

	7,627	7.40	$2.93	4,572	$2.52

The per share weighted average fair value of options granted during the three months ended June 30, 2006 and June 30, 2005 was $2.20 and $1.90, respectively. The per share weighted average fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 was $2.19 and $2.04, respectively.

The total intrinsic value of options exercised during the three months ended June 30, 2006 and June 30, 2005 was approximately $115,000 and $4,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and June 30, 2005 was approximately $730,000 and $168,000, respectively. As of June 30, 2006, total unrecognized forfeiture adjusted compensation costs related to nonvested stock options was approximately $6.5 million, which is expected to be recognized as an expense over a weighted average period of approximately 2.8 years.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. The estimated fair value of stock-based compensation awards to employees was amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations were based on the following assumptions for the Company’s stock option plans and employee stock purchase plan (“ESPP”):

	Three months ended June 30, 2005		Six months ended June 30, 2005
	Option Plans	ESPP	Option Plans	ESPP
Volatility	78%	60%	78%	60%
Risk-free interest rate	3.94%	1.73%	3.85%	1.73%
Expected Life	5 years	0.5 years	5 years	0.5 years
Expected Dividends	None	None	None	None

Pro forma results are as follows (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(1,387)	$(3,075)
Add: Stock-based employee compensation expense included in reported net loss .	34	34
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(508)	(1,026)

Net loss, pro-forma	$(1,861)	$(4,067)

Basic and diluted net loss per common share:
As reported	$(0.03)	$(0.07)
Pro-forma	$(0.04)	$(0.10)

4. Net loss per share

Basic earnings per share figures are calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share further includes the effect of potentially dilutive securities consisting of stock options, warrants and stock issuable upon conversion of convertible notes into shares of the Company’s common stock provided that the inclusion of such securities is not antidilutive. The Company has reported net losses and therefore has excluded such potentially dilutive securities from its calculation of diluted earnings per share. The following numbers of shares represented by outstanding stock options, warrants and stock issuable upon conversion of convertible notes (prior to application of the treasury stock method) were excluded from the computation of diluted net loss per share as of June 30, 2006 and 2005 as their effect was antidilutive (in thousands):

	June 30,
	2006	2005
Effect of potentially dilutive securities
Options	7,627	7,472
Warrant	3,308	3,350
Stock issuable upon conversion of convertible notes	2,407	—

Weighted average shares used in basic and diluted net loss per common share	13,342	10,822

5. Inventories

The components of the Company’s inventories at June 30, 2006 (unaudited) and December 31, 2005, respectively, were as follows (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$2,078	$2,354
Work-in-process	761	703
Finished goods	2,606	2,323

	$5,445	$5,380

6. Property and equipment and related depreciation

The components of the Company’s property and equipment and related accumulated depreciation at June 30, 2006 (unaudited) and December 31, 2005, respectively, were as follows (in thousands):

	June 30, 2006	December 31, 2005
Computer equipment and software	$1,554	$1,538
Furniture and fixtures	347	347
Leasehold improvements	600	1,394
Machinery and equipment	3,303	3,259

	5,804	6,538
Less: accumulated depreciation and amortization	(4,029)	(4,579)

	$1,775	$1,959

Depreciation expense was approximately $331,000 and $242,000 for the three month periods ended June 30, 2006 and 2005, respectively. Depreciation expense was approximately $677,000 and $498,000 for the six month periods ended June 30, 2006 and 2005, respectively.

7. Intangible assets and related amortization

The Company’s intangible assets and related accumulated amortization at June 30, 2006 (unaudited) and December 31, 2005, respectively, were as follows (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized patent defense litigation costs	$2,755	$(957)	$1,798	$2,755	$(836)	$1,919
Capitalized patent license agreements	3,804	(1,139)	2,665	3,804	(932)	2,872
Loan closing costs	127	(39)	88	127	(18)	109

Patent and loan related intangibles	6,686	(2,135)	4,551	6,686	(1,786)	4,900
Intangible assets recorded at merger with Horizon:
Customer relationships	16,600	(2,121)	14,479	16,600	(1,568)	15,032
Product technology	2,490	(118)	2,372	2,490	—	2,490
Trademarks	1,080	(63)	1,017	1,080	—	1,080

Acquisition related intangibles	20,170	(2,302)	17,868	20,170	(1,568)	18,602

	$26,856	$(4,437)	$22,419	$26,856	$(3,354)	$23,502

The capitalized patent defense litigation costs relate to the Company’s suit against RadioTherapeutics, a division of Boston Scientific Corporation. This suit was settled in April 2003 and no additional costs have been capitalized since that date.

The capitalized patent license agreements include a license acquired during 2005 from EMcision Limited Incorporated (“EMcision”), the settlement of the Company’s suit against RadioTherapeutics and suits brought against the Company by Boston Scientific Corporation and several related parties. In May 2005, the Company capitalized $1.2 million related to cash payments of $250,000, an additional liability to pay $500,000 and issuance of 150,000 shares of its common stock valued at $403,500 to EMcision to acquire patent license agreement to sell the HABIB 4X™ resection device. As of June 30, 2006, all payments associated with acquisition of the EMcision patent license have been made. Also, in April 2003, the Company capitalized $2,650,000 in payments made to acquire patent license agreements from Boston Scientific and the other opposing litigants.

Loan closing costs of $127,000 associated with the Company’s August 5, 2005 private placement of convertible debt have been capitalized as an intangible asset.

The following table presents details of the amortization expense of intangible assets as reported in the Consolidated Statements of Operations (in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cost of goods sold	$161	$230	$324	$454
Research and development	60	60	121	121
Selling, general and administrative	309	395	616	797
Interest expense	11	11	21	39

	$541	$696	$1,082	$1,411

The weighted average remaining life for the intangible assets was approximately 11.5 years at June 30, 2006. Estimated amortization expense of the intangible assets for the six months ended December 31, 2006 and each of the four years ended December 31, 2007 through 2010 and thereafter is as follows (in thousands):

Fiscal year ending December 31,	Estimated Intangible Assets Amortization Expense
2006 (remaining six months)	$1,085
2007	2,169
2008	2,151
2009	2,040
2010	1,918
Thereafter	13,056

Total	$22,419

8. Goodwill

The Company’s merger with Horizon in fiscal year 2004 resulted in goodwill, which is the excess of purchase price over the fair value of assets acquired, of $91.3 million. There were no changes to goodwill during the six month period ended June 30, 2006. Based on the results of its annual impairment test in accordance with SFAS No. 142, the Company determined that no impairment on the carrying value of its goodwill existed as of its annual impairment test date of October 31, 2005 and 2004. As of those dates, the Company’s market capitalization exceeded its net book value and therefore no further analysis was required.

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

Although the Company’s market capitalization was higher than its net book value at October 31, 2005, December 31, 2005 and at June 30, 2006, its market capitalization has dropped below its net book value in the past and could do so in the future. If the Company’s market capitalization drops below its net book value and/or there are indicators of impairment either at its next impairment test date of October 31, 2006 or at interim basis, the Company may be required to perform an additional impairment assessment, which includes the analysis of discounted future cash flows which management believes to be an important factor in determination of the Company’s sole reporting unit. This analysis takes into consideration certain assumptions on revenue growth and operating expenses. Since these financials assumptions are subject to variability, the impairment evaluation could result into a charge to earnings.

9. Accrued liabilities

The components of the Company’s accrued liabilities as of June 30, 2006 (unaudited) and December 31, 2005 were as follows (in thousands):

	June 30, 2006	December 31, 2005
Payroll and related expenses	$1,444	$911
Accrued vacation	438	357
Accrued legal and audit expenses	258	250
Accrued sales and franchise taxes	246	306
Accrued patent license cost	—	500
Insurance note payable, short term	495	293
Deferred revenue	141	—
Other accrued liabilities	941	689

	$3,963	$3,306

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

The amount of principal available for the Company to borrow at any time is limited to the aggregate of (i) varying percentages of the amount of the Company’s eligible receivables and (ii) varying percentages of the amount of the Company’s eligible finished goods inventory. The applicable percentages are determined based on the level of the Company’s EBITDA (as defined in the Credit Agreement) for the prior quarter and its inventory turns ratio. In addition, the amount otherwise available to borrow based on the aforementioned criteria is required to be reduced by a required liquidity reserve of $1,000,000 to $1,500,000 depending on the level of the Company’s EBITDA (as defined in the Credit Agreement) for the prior quarter. The principal available for the Company to borrow at June 30, 2006 was approximately $5 million.

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

The Company paid a commitment fee of $140,000, plus legal out-of-pocket costs incurred by CapitalSource of approximately $83,000, in connection with the Credit Agreement. The Company must also pay a collateral management fee equal to 0.05% of the average outstanding principal amount of the revolving credit facility each month and must pay a monthly unused line fee equal to 0.04% per month of the difference derived by subtracting (i) the daily average amount of the balances under the revolving credit facility outstanding during the preceding month, from (ii) $7,000,000. Payments of the monthly unused line fee have totaled $14,000 for the six months ended June 30, 2006. Additionally, the Company is obligated to pay a termination fee of up to $210,000 if it terminates the Credit Agreement prior to its expiration. The Company has not yet made any borrowings under the revolving credit facility.

12. Restructuring

The Company accounts for restructuring in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the six month period ended June 30, 2005, in connection with the merger of RITA and Horizon, the Company recorded a restructuring charge of $60,000 related to the termination of employees to eliminate certain duplicative activities, primarily in the sales, accounting and operations areas. The total of such charges since July 29, 2004, the day the merger was completed, is $1,369,000. The Company completed the cash payments related to the workforce reduction in January 2006.

13. Segment information

The Company separates its portfolio of medical oncology products into two groups, specifically, localized therapy products and specialty access catheter products. Localized therapy products consist of the radiofrequency ablation (RFA) products sold by RITA prior to the merger, the Company’s Habib 4X™ resection device and the Company’s LC Bead™ chemoembolization product, which is distributed under a license agreement completed in the three months ended June 30, 2006. Specialty access catheter (SAC) products are the products sold by Horizon prior to the merger.

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

Sales for the Company’s three medical oncology product groups for the three and six month periods ended June 30, 2006 and 2005 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Localized therapy products*	$6,536	$5,162	$13,012	$9,690
Specialty access catheter products	6,264	6,793	12,307	13,470

Total medical oncology product sales	$12,800	$11,955	$25,319	$23,160

*	Includes radiofrequency products and embolization products

Sales for the Company’s domestic and international selling regions for the three and six month periods ended June 30, 2006 and 2005 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Domestic	$10,437	$9,738	$20,581	$19,386
International	2,363	2,217	4,738	3,774

Total medical oncology product sales	$12,800	$11,955	$25,319	$23,160

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

As of June 30, 2006, the Company had no future minimum payments due under capital leases, but does have commitments under operating leases related to facility rental and office equipment. Also, the Company has $9.7 million in convertible notes outstanding. The convertible notes are due in 2008. Also, on January 31, 2006, the Company entered into a Credit Agreement with CapitalSource, which provides for a revolving credit facility in principal amount of up to $7.0 million. Under the agreement the Company is required to pay CapitalSource a monthly collateral management fee equal to

0.05% of the average outstanding principal amount of the revolving facility during the month and an unused line fee in an amount equal to 0.04% per month of the difference derived by subtracting the daily average amount of the balances under the facility outstanding during the preceding month from the facility cap of $7.0 million. To date, no borrowings have been made under the revolving credit facility.

The following table sets forth future minimum payments due under operating leases, debt agreements and the revolving credit facility as of June 30, 2006. It further includes the Company’s commitment to purchase inventory of the LC Bead™ embolization product under our April 26, 2006 supply and distribution agreement with Biocompatibles UK Limited (in thousands):

	Operating Leases	Debt	Unused Line Fee	Inventory Purchase Commitment	Total
Fiscal year ended December 31,
2006 (remaining six months)	$208	$—	$17	$1,245	$1,470
2007	393	—	34	2,000	2,427
2008	361	9,700	34	1,941	12,036
2009	362	—	3	809	1,174
2010 and thereafter	165	—	—	—	165

Total of future minimum payments	$1,489	$9,700	$88	$5,995	$17,272

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

Business Overview

We are a diversified medical device oncology company that develops, manufactures and markets innovative products for cancer patients including radiofrequency ablation (RFA) systems for treating cancerous tumors as well as percutaneous vascular ports and specialty access catheters. We also distribute a radiofrequency product, the HABIB 4X™ resection device, which is designed to limit blood loss in surgical resection procedures, and the LC Bead™, a chemoembolization product used to shrink tumors. Founded in 1994 on our core radiofrequency ablation platform, we are a leader in radiofrequency ablation for the treatment of solid cancerous and benign tumors in solid organs. We pioneered radiofrequency technology and have led the market in clinical training and clinical acceptance. In July 2004, we merged with Horizon Medical Products, Inc. (“Horizon”) in order to add Horizon’s specialty access catheter (SAC) product line to our product portfolio. Our SAC products include implantable infusion ports for the delivery of systemic chemotherapy, tunneled central venous catheters, safety needles, peripherally inserted central catheters (“PICC’s”), dialysis catheters and specialty catheters for stem cell transplant procedures.

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

In addition to the product technology asset described above, in 2005 we also impaired merger-related assets for the value of trademarks and our Isomed distribution contract because our SAC sales have not achieved the levels anticipated at the date of the merger. The amortization of these assets is a component of our operating expenses. As a result of the 2005 impairment, the impact of amortization expense will be lower in 2006 than in comparable periods in 2005 or 2004. Additional impairment of merger-related intangible assets may be required if sales of SAC products do not achieve anticipated volumes.

We believe that continual enhancement of our product technology is important to maintaining our market leadership position in radiofrequency ablation technology, developing our technology to penetrate markets beyond liver cancer and improving our market share positions in both the RF and SAC markets. In 2001, we commercially launched our StarBurst XLi family of disposable devices and significantly expanded our direct domestic sales organization and our international distribution network. In 2002, the XLi family of disposable devices gained wide acceptance with our customers in the United States. In 2003, we introduced our next generation in infusion technology, the Xli-Enhanced (“Xlie”) disposable device. The Xlie device builds upon our established infusion expertise, making the ablation process easier and more efficient than it was with previous generations of our devices. In the third quarter of 2004, we merged with Horizon and acquired our SAC product line. In the second quarter of 2005, we introduced our HABIB 4X™ resection device, which is part of our RF product line, in our European markets, and in the third quarter of 2005 we received FDA approval for sale of the device in the United States. In November 2005, we received FDA approval to market our OmniPICC PI™ power injectable peripherally inserted central catheter that permits power injection delivery of contrast media in radiological imaging and interventional procedures. In the second quarter of 2006 we began to distribute, under license, chemoembolization beads used to shrink tumors. We will continue, in the future, to consider other product licensing opportunities that align with our strategy. Also, in the future, we will continue to make investments aimed at adapting our radiofrequency technology for use in applications other than liver and bone cancer, with a particular emphasis on research in the areas of lung and breast cancer which we believe offer large market opportunities. We will also continue to develop our SAC product line to add greater value to our customers while reducing cost, which we believe will result in a higher market share for these products.

We must also remain focused on activities that improve our financial results and provide a greater return to our stockholders. We note that consolidation of operations following the Horizon merger, completed in mid-2005, should reduce the growth rate of our costs and selling expenses. As a result, we expect our gross margin rate in 2006 to improve compared to our 2005 gross margin rate. Also, in August 2005, we issued $9.7 million in convertible notes at a coupon rate of 6.5%. We used these funds to repay other debt that bore a higher interest rate, so we expect to have lower interest expense in 2006 than in 2005. We enhanced our liquidity in January 2006 with the signing of a revolving credit agreement that provides for as much as $7 million in borrowing capacity, although line availability given our current collateral is a lesser figure, approximately $5 million. Our 2006 results will also be affected by factors that we believe will increase costs and reduce earnings. We intend to increase our investments in marketing and research and development for new RF products intended for application in the treatment of breast cancer and also invest in a minimally invasive resection device. We therefore expect that our research and development expense will increase over the remaining quarters of 2006, compared to the first and second quarters of 2006. In addition, adoption of SFAS 123(R) will result in increased expense over the remainder of 2006 and in future years, compared to 2005.

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

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”). Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our 2005 Form 10-K. During the six months ended June 30, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the 2005 Form 10-K except for the following addition to the critical accounting policies:

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the 2000 Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six month periods ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and six month periods ended June 30, 2006 of approximately 11.1% for non-officer grants and 3.2% for officer grants were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Stock-based compensation expense recognized under SFAS 123(R) for the three and six month periods ended June 30, 2006 was approximately $782,000 and $1,479,000, respectively, determined by the Black-Scholes valuation model. For the three and six month periods ended June 30, 2006, the amounts of stock-based compensation expense related to stock options were approximately $754,000 and $1,433,000, respectively. For the three and six month periods ended June 30, 2006, the amounts of stock-based compensation expense related to employee stock purchase plan purchases were approximately $28,000 and $46,000, respectively. As of June 30, 2006, total unrecognized forfeiture adjusted compensation costs related to unvested stock options was approximately $6.5 million, which is expected to be recognized as an expense over a weighted average period of approximately 2.8 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options. See Note 3 to the Consolidated Financial Statements for additional information.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations for the quarter ended June 30, 2006 and the four preceding fiscal quarters:

	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005
Domestic sales	82%	81%	86%	86%	81%
International sales	18%	19%	14%	14%	19%

Total sales	100%	100%	100%	100%	100%
Cost of goods sold	38%	39%	47%	40%	39%
- Intangible asset impairment	0%	0%	30%	0%	0%

Gross profit	62%	61%	23%	60%	61%

Operating expenses:
Research and development	11%	10%	8%	8%	8%
Selling, general and administrative	61%	66%	57%	56%	62%
Intangible asset impairment	0%	0%	16%	0%	0%

Total operating expenses	72%	76%	81%	64%	70%

Loss from operations	(10)%	(15)%	(58)%	(5)%	(9)%
Interest expense	(1)%	(1)%	(2)%	(2)%	(2)%
Interest income and other expense, net	(1)%	0%	0%	1%	(1)%

Net loss	(12)%	(16)%	(60)%	(6)%	(12)%

Three months ended June 30, 2006 and 2005

The following table provides additional detail on our sales results for the quarters ended June 30, 2006 and 2005, respectively (in thousands):

	Three months ended June 30,		Growth	%
	2006	2005
Domestic sales:
Localized therapy products*	$4,779	$3,892	$887	23%
Specialty access catheter products	5,658	5,846	(188)	(3)%

Total domestic sales	$10,437	$9,738	$699	7%

International sales:
Localized therapy products*	$1,757	$1,270	$487	38%
Specialty access catheter products	606	947	(341)	(36)%

Total international sales	$2,363	$2,217	$146	7%

Total localized therapy products*	$6,536	$5,162	$1,374	27%
Total specialty access catheter products	6,264	6,793	(529)	(8)%

Total sales	$12,800	$11,955	$845	7%

*	Includes radiofrequency products and embolization products

For the quarter ended June 30, 2006, sales totaled $12.8 million, an increase of 7% or $0.8 million from $12.0 million in the quarter ended June 30, 2005. Sales of our localized therapy products grew $1.4 million, $0.9 million domestically and $0.5 million internationally. Sales of SAC products fell $0.5 million, decreasing $0.2 million domestically and $0.3 million internationally reflecting lower unit sales volumes. Domestic localized therapy sales growth was primarily due to sales of our Habib 4X™ resection device and LC Bead™ chemoembolization product. Internationally, our localized therapy sales continued to reflect the impact of our 2005 decision to sell directly to our customers, rather than through distributors, in Germany, France and the United Kingdom. We believe that our shift to direct distribution will result in international sales growth that outpaces domestic sales growth over the balance of 2006.

Cost of goods sold for the quarter ended June 30, 2006 was $4.9 million, with a gross margin rate of 62%, compared to $4.6 million and a gross margin of 61% in the quarter ended June 30, 2005. We believe the improvement in gross margin primarily reflects improved manufacturing efficiency, as the 2005 period was burdened by implementation costs associated with the Horizon merger. However, margins were also favorably impacted by an improved sales mix, with a larger percentage of our sales coming from relatively more profitable RF products. Also, our costs improved by $0.1 million because amortization charges were lower than in the 2005 period owing to our 2005 impairment of intangible assets. Cost of goods sold in the quarter ended June 30, 2006 includes approximately $42,000 in stock compensation expense related to implementation of SFAS 123(R).

Research and development expenses for the quarter ended June 30, 2006 were $1.4 million, compared to $1.0 million in the quarter ended June 30, 2005. In the 2006 quarter, spending on our RF related development work increased by approximately $0.2 million, partially offset by a $0.1 million reduction in clinical research spending. We also had an increase in patent legal expenses of approximately $0.1 million. Further, research and development expenses in the quarter ended June 30, 2006 included approximately $0.1 million in stock compensation expense related to implementation of SFAS 123(R).

Selling, general and administrative expenses for the quarter ended June 30, 2006 were $7.8 million, compared to $7.4 million in the quarter ended June 30, 2005. Selling expenses for the 2006 quarter were $0.5 million higher than in the 2005 quarter, reflecting increased international costs associated with our adoption of direct selling, rather than through distributors, in Germany, France and the United Kingdom. Expenses associated with marketing were $0.3 million lower in the 2006 quarter, compared to the 2005 quarter, due to reduced investment in reimbursement activities and lower program spending. In future 2006 periods, marketing spending is expected to exceed spending in comparable 2005 periods. General and administrative expenses in the 2006 quarter were $0.4 million lower than in the 2005 quarter, reflecting reduced accounting and legal charges. Further, selling, general and administrative expenses in the quarter ended June 30, 2006 included approximately $0.6 million in stock compensation expense related to implementation of SFAS 123(R).

Interest expense was $0.2 million for the three months ended June 30, 2006, and was also $0.2 million for the three months ended June 30, 2005. Other expenses, net of interest income, totaled $0.1 million for the three months ended June 30, 2006 and also for the three months ended June 30, 2005.

Six months ended June 30, 2006 and 2005

The following table provides additional detail on our sales results for the six month periods ended June 30, 2006 and 2005, respectively (in thousands):

	Six months ended June 30,		Growth	%
	2006	2005
Domestic sales:
Localized therapy products*	$9,488	$7,493	$1,995	27%
Specialty access catheter products	11,093	11,894	(801)	(7)%

Total domestic sales	$20,581	$19,387	$1,194	6%

International sales:
Localized therapy products*	$3,524	$2,197	$1,327	60%
Specialty access catheter products	1,214	1,576	(362)	(23)%

Total international sales	$4,738	$3,773	$965	26%

Total localized therapy products*	$13,012	$9,690	$3,322	34%
Total specialty access catheter products	12,307	13,470	(1,163)	(9)%

Total sales	$25,319	$23,160	$2,159	9%

*	Includes radiofrequency products and embolization products

For the six months ended June 30, 2006, sales totaled $25.3 million, an increase of 9% or $2.2 million from $23.2 million in the six months ended June 30, 2005. Sales of our localized therapy products grew $3.3 million, $2.0 million domestically and $1.3 million internationally. Sales of SAC products fell $1.2 million, decreasing $0.8 million domestically and $0.4 million internationally reflecting lower unit sales volumes. Domestic localized therapy sales growth was primarily due to sales of our Habib 4X™ resection device and LC Bead™ chemoembolization product. Internationally, our localized therapy sales continued to reflect the impact of our 2005 decision to sell directly to our customers, rather than through distributors, in Germany, France and the United Kingdom. We believe that our shift to direct distribution will result in international sales growth that outpaces domestic sales growth over the balance of 2006.

Cost of goods sold for the six months ended June 30, 2006 was $9.7 million, with a gross margin rate of 62%, compared to $9.4 million and a gross margin of 59% in the six months ended June 30, 2005. We believe the improvement in gross margin primarily reflects improved manufacturing efficiency, as the 2005 period was burdened by implementation costs associated with the Horizon merger. However, margins were also favorably impacted by an improved sales mix, with a larger percentage of our sales coming from relatively more profitable RF products. Also, our costs improved by $0.1 million because amortization charges were lower than in the 2005 period owing to our 2005 impairment of intangible assets. Cost of goods sold in the six months ended June 30, 2006 includes approximately $73,000 in stock compensation expense related to implementation of SFAS 123(R).

Research and development expenses for the six months ended June 30, 2006 were $2.7 million, compared to $2.0 million in the six months ended June 30, 2005. In the 2006 period, spending on our RF related development work increased by approximately $0.4 million, partially offset by a $0.2 million reduction in clinical research spending. We also had and increase in patent legal expenses of approximately $0.2 million. Further, research and development expenses in the quarter ended June 30, 2006 included approximately $0.2 million in stock compensation expense related to implementation of SFAS 123(R).

Selling, general and administrative expenses for the six months ended June 30, 2006 were $16.0 million, compared to $14.2 million in the six months ended June 30, 2005. Selling expenses for the 2006 period were $1.0 million higher than in the 2005 period, reflecting increased international costs associated with our adoption of direct selling, rather than through distributors, in Germany, France and the United Kingdom. Expenses associated with marketing were $0.3 million lower in the six months ended June 30, 2006, compared to the comparable 2005 period, due to reduced investment in reimbursement activities and lower program spending. In future 2006 periods, marketing spending is expected to exceed spending in comparable 2005 periods. General and administrative expenses in the first six months of 2006 were $0.1 million lower than in the comparable 2005 period, primarily reflecting lower amortization of intangibles resulting from our 2005 impairment. Further, selling, general and administrative expenses in the six months ended June 30, 2006 included approximately $1.2 million in stock compensation expense related to implementation of SFAS 123(R).

Interest expense was $0.3 million for the six months ended June 30, 2006, compared to $0.5 million for the six months ended June 30, 2005, reflecting lower interest rates and lower average debt balances. Other expenses, net of interest income, were $0.1 million for the six months ended June 30, 2006, and $28,000 for the six months ended June 30, 2005.

Liquidity and Capital Resources

Our balance of cash and cash equivalents on June 30, 2006 was $5.9 million. We used $2.7 million in cash in operating activities for the year ended December 31, 2005. In the six months ended June 30, 2006, operating activities provided $0.2 million in cash. Our liquidity and capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current balances of cash and cash equivalents will satisfy our cash requirements for at least the next 12 months. During or after this 12 month period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities, borrow from our existing credit facility, obtain an additional credit facility or renegotiate debt repayment terms. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to us and our stockholders, or that we will be successful in renegotiating debt repayment terms. Failure to obtain sufficient funds on acceptable terms when needed, to make timely debt payments, or to achieve our growth or profitability objectives may require us to curtail operations, perhaps to a significant extent.

For the six months ended June 30, 2006, net cash provided by operating activities was $0.2 million. Our net loss of $3.5 million included non-cash charges of $3.8 million, specifically $1.8 million in depreciation and amortization, $1.5 million in stock-based compensation and a $0.5 million provision to reserves for uncollectible accounts receivable and inventory. Our working capital accounts, in aggregate, used less than $0.1 million in cash, but this result reflects and investment of $1.2 million in accounts receivable, inventory and other assets, offset by a like increase in accounts payable, and accrued liabilities. The increase in accounts receivable and inventory, totaling $1.0 million, was primarily driven by higher sales volumes and operational requirements. The increase in other assets, totaling $0.2 million, is primarily related to insurance coverage and prepayments to a vendor. The increase in payables and liabilities primarily reflects a $0.6 million increase in accrued payroll expenses, $0.2 million in higher trade payables and a $0.1 million provision for deferred revenue.

For the six months ended June 30, 2006, $0.8 million was used in investing activities. Purchases of property and equipment totaled $0.5 million. We also paid $0.5 million to EMcision Limited Incorporated in conjunction with our license to sell our Habib 4X™ resection device. These amounts were offset by a $0.2 million reduction in other assets, consisting primarily of a long-term note and long-term prepaid insurance.

Financing activities for the six months ended June 30, 2006 provided $1.0 million in cash, reflecting proceeds from issuance of common stock and option exercises in the amount of $1.1 million offset by debt payments of $0.1 million.

On January 31, 2006 we entered into a Credit Agreement with CapitalSource, which provides for a revolving credit facility in the principal amount of up to $7 million and availability as of June 30, 2006 of approximately $5 million. Under the agreement we are required to pay CapitalSource a monthly collateral management fee equal to 0.05% per month of the average outstanding principal amount of the revolving facility during the month and an unused line fee in an amount equal to 0.04% per month of the difference derived by subtracting the daily average amount of the balances under the facility outstanding during the preceding month from the facility cap of $7.0 million. Payments of the monthly unused line fee have totaled $14,000 for the six months ended June 30, 2006. To date, we have made no borrowings under this facility.

On August 5, 2005, we completed a private placement of subordinated Senior Convertible Notes (the “New Notes”) with an aggregate principal amount of $9.7 million. The New Notes were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) among us and Atlas Master Fund, Ltd., which is not related to us. No warrants or other securities were issued in conjunction with the Purchase Agreement and we incurred no financing costs other than normal and customary legal and other professional expenses. The New Notes are convertible into shares of our common stock at an initial conversion price of $4.03 per share of common stock. The conversion price of $4.03 per share of common stock was greater than the per share fair market value of the Company’s common stock on the date of issuance of the New Notes. The conversion price is subject to adjustment in certain circumstances, including common stock splits or like events. Until conversion or maturity, the New Notes bear interest at the rate of 6.5% per annum, payable semiannually in cash. Absent conversion, the New Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date the closing price of the common stock has been at or above 102% of the then current conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the New Notes shall automatically be converted into common stock, subject to certain conditions. The issuance of the New Notes was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. A filing of a registration statement on Form S-3 was required by the Purchase Agreement. Timely filing of the registration statement was made and was declared effective by the SEC. All of the funds raised by the private placement were used to repay previously existing debt.

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

As of June 30, 2006, we had no future minimum payments due under capital leases, but we do have commitments under operating leases related to facility rental and office equipment. The New Notes, with an aggregate principal amount of $9.7 million, remained outstanding at June 30, 2006. The New Notes are due in 2008.

The following table sets forth our future minimum payments due under operating leases, debt agreements and the revolving credit facility as of June 30, 2006. It further includes the Company’s commitment to purchase inventory of the LC Bead™ embolization product under our April 26, 2006 supply and distribution agreement with Biocompatibles UK Limited (in thousands):

	Operating Leases	Debt	Unused Line Fee	Inventory Purchase Commitment	Total
Fiscal year ended December 31,
2006 (remaining six months)	$208	$—	$17	$1,245	$1,470
2007	393	—	34	2,000	2,427
2008	361	9,700	34	1,941	12,036
2009	362	—	3	809	1,174
2010 and thereafter	165	—	—	—	165

Total of future minimum payments	$1,489	$9,700	$88	$5,995	$17,272

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123(R) requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) became effective for us in the quarter ending March 31, 2006. The impact of SFAS No. 123(R) was approximately $1.5 million for the six months ended June 30, 2006 and it is likely that the adoption of SFAS No. 123(R) will continue to have a material impact on our financial position and results of operations in the future.

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

In June 2005, the Emerging Issues Task Force (“EITF”) issued a draft abstract for EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” This draft issue was subsequently finalized. The conclusion of the EITF was that leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes both required lease periods and renewals that are reasonably assured (as defined in paragraph 5 of Statement 13) as of the date the leasehold improvements are purchased. We do not believe the adoption of EITF Issue No. 05-6 will have a material impact on our consolidated financial position, results of operations or cash flows when effective.

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

This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this statement may also be applied upon adoption of this statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. We are currently evaluating the impact of SFAS 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year. We are currently evaluating the impact of FIN 48.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assumed fixed rate borrowings in conjunction with our merger with Horizon. Essentially all of these borrowings were refinanced in August of 2005 through the purchase agreement under which the Company issued its senior convertible notes. As of June 30, 2006, these notes comprise all of the Company’s outstanding debt. As of June 30, 2006 the balance of the senior convertible notes and related interest rate were as follows:

	Balance Outstanding	Interest Rate
Senior Convertible Notes	$9,700,000	6.5%

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

For the three and six month periods ended June 30, 2006, the Company has maintained its disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q for the three and six month periods ended June 30, 2006, present fairly in all material respects, and in accordance with generally accepted accounting principles in the United States of America, our financial condition, results of operations and cash flows for the periods presented.

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

The new risk factor entitled “Our reliance on only one or two suppliers for several of our products or key components of our products could harm our ability to meet demand for our products in a timely manner or within budget” is intended to consolidate the following three related risk factors present in our 2005 Form 10-K, which have been removed from the identified risk factors in this quarterly report on Form 10-Q for the period ended June 30, 2006:

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

In April 2006, we acquired the rights from Biocompatibles UK Limited to be the exclusive distributor in the United States and Canada of Biocompatibles’ LC Bead™ embolization product. The LC Bead™ product is designed to block the blood supply to tumors. As part of our agreement with Biocompatibles, we agreed to purchase minimum quantities of the LC Bead™ product during specified periods and further agreed that such purchases will be at or above a stated purchase price. We do not have experience as a distributor of LC Beads or any similar embolic bead product. If we are unable to profitably sell the LC Bead product in the required quantities, our revenues, profits and cash flows will be adversely affected and we may need to obtain additional capital.

Our reliance on only one or two suppliers for several of our products or key components of our products could harm our ability to meet demand for our products in a timely manner or within budget.

Some of our products or components necessary for the assembly of our products, including the HABIB 4X™ bipolar resection device, several of our radiofrequency ablation products and our LC Bead™ embolization product are currently provided to us by only one or two suppliers. We purchase such products or components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. The disruption or termination of the supply of products or components could cause a significant increase in our costs, which could affect our profitability. A disruption or termination in the supply of products or components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of our products or components of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could harm our ability to meet demand for our products in a timely manner or within budget.

We are dependent on one third-party contractor for the supply of our HABIB 4X™ bipolar resection device, and any failure to deliver this product to us could result in lower than expected sales.

We are dependent on one supplier to manufacture our HABIB 4X™ bipolar device. In the quarter ended September 30, 2005, we received reports that the sterile packaging of some of these devices delivered to customers in the United States had been compromised during shipping. We inspected the first manufacturing lots received in the U.S. from our supplier and determined that a problem existed. As a result, we rejected subsequent product shipments from the manufacturer and requested that all products previously shipped to U.S. customers be returned for replacement. As a result, we were not able to sell as many HABIB 4X™ bipolar resection devices in the third quarter of 2005 as we had expected. We resumed shipment of HABIB 4X™ bipolar resection devices in the United States in November 2005 after a packaging redesign was implemented and validated by the manufacturer, and approved by us. The third quarter 2005 failure in shipments and any other future delay or failure in shipments of HABIB 4X™ bipolar resection devices to us has resulted in, and in the future may result in, our failure to ship the products to customers, resulting in lower than expected sales.

Our RF and SAC products and the LC Bead™ product we distribute are subject to product defects, recalls or failures, which could harm our financial results.

Like other medical devices, our RF and SAC products and the LC Bead™ product we distribute can experience and in the past have experienced performance problems in the field that require corrective action. If our suppliers fail to produce components to our specifications, or if the suppliers or we use defective materials or poor workmanship in the manufacturing process, the reliability and performance of our products will be compromised. We cannot assure you that our testing procedures will adequately identify all defects in our products or that component failures, manufacturing errors, or inadequate packaging, which could result in an unsafe condition or injury to the operator or the patient, will not occur. If any defects occur, we may incur warranty or repair costs, be subject to claims for damages related to product defects, be required to recall products, or experience manufacturing, shipping or other delays or interruptions as a result of these defects. Any recall would divert management attention and financial resources and could expose us to product liability or other claims, which may not be adequately covered by insurance, and may harm our reputation with customers which would in turn harm our financial results.

Any material weaknesses identified in our internal control over financial reporting or disclosure controls and procedures could have an adverse effect on our business. Additionally, we have expended substantial resources to comply with the Sarbanes-Oxley Act and may be required to expend significant resources in the future.

For the year ended December 31, 2004, we identified material weaknesses in our procurement process which prior to adjustment, could have resulted in a material misstatement of our annual or interim financial statements. As a result of these material weaknesses, we determined that we did not maintain effective internal control over financial reporting as of December 31, 2004. These material weaknesses have been remediated and no material weaknesses in our internal control over financial reporting have been identified for the year ended December 31, 2005 or for the three and six month periods ended June 30, 2006. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A material misstatement in our future annual or interim financial statements could result and our business could suffer. Additionally, we have expended substantial resources to comply with the Sarbanes-Oxley Act and investigate our internal control over financial reporting, and we may be required to expend significant resources in the future. For example, we are currently evaluating and may need to upgrade our enterprise resource planning computer systems. Such a transition would be costly, time consuming and difficult to execute.

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

We believe that the integration of the two companies was essentially complete as of June 30, 2005. However, as of June 30, 2006, we have less than two years of combined operations, and we may, in the future, encounter again any or all of the difficulties in operational integration we have faced in the period since the merger. These difficulties could include an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel. Further, the diversion of our management’s attention and any delays or difficulties encountered in connection with the operation of our geographically disparate organization could harm our business, results of operations, financial condition or prospects.

We have a history of losses and may never achieve profitability.

In the six months ended June 30, 2006, we incurred a net loss of $3.5 million. We incurred net losses of $11.0 million in 2005, $9.3 million in 2004 and $11.1 million in 2003. At June 30, 2006, we had an accumulated deficit of $102.8 million. To become profitable we must increase our sales and limit the growth of our operating expenses. If our sales do not grow, or if expenses grow excessively, we may not be able to achieve or maintain profitability in the future. We expect that the implementation of SFAS 123(R) will negatively impact our ability to achieve profitability in 2006 and beyond.

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

We are substantially dependent on M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, which accounted for 17% and 19% of our international sales for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively. International sales accounted for 19% and 16% of our total sales for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively. The loss of this distributor, or a significant decrease in demand from this distributor, could cause our sales to decline substantially.

Our relationships with third-party distributors could negatively affect our sales.

We currently sell our products in selected international markets and some areas of our domestic market through third-party distributors over whom we have limited control, and, if they fail to adequately support our products, our sales could decline. In the past, we have terminated agreements with distributors and although we contracted with replacement distributors, we expended significant time and resources in doing so, and our sales in the affected markets suffered during the transition period. During 2005, we terminated distributor agreements to initiate direct sales efforts in Germany, France and the United Kingdom. We may in the future terminate distributor agreements with the intent to locate new distributors or with the intent to initiate direct sales efforts in specific markets. If our distributors or we terminate other distributor agreements, we could incur similar or more burdensome expenses, we could expend significant time and resources in finding replacement distributors or in establishing a direct sales force, and our sales could decrease during any related transition period.

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

Our executive officers and directors, and their respective affiliates, own approximately 4.2% of our outstanding common stock as of June 30, 2006. These stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) On June 7, 2006, the Annual Meeting of Stockholders of RITA Medical Systems, Inc. was held in Fremont, California.

(b) An election of Class III directors was held with the following individuals being elected to our Board of Directors to serve until our Annual Meeting of Stockholders for the year ending December 31, 2009:

Joseph DeVivo (34,000,680 votes for, 374,346 votes withheld)

Randy Lindholm (31,579,791 votes for, 2,795,235 votes withheld)

(c) Other matters voted upon and approved at the Annual Meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

•	Approval of the amendment to the 2005 Stock and Incentive Plan to increase the number of shares of common stock issuable under the plan by an additional 500,000 shares (17,857,275 votes in favor, 2,925,421 votes opposed, 130,830 votes abstaining, 13,461,500 broker non-votes).

•	Ratification of the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the current fiscal year. (34,122,863 votes in favor, 216,797 votes opposed, 35,366 votes abstaining).

Item 5. Other Information.

Commencing in the third quarter of 2006, the Company began paying its non-employee directors a quarterly retainer as compensation for attendance at meetings of the Board of Directors or any committee of the Board of Directors pursuant to the terms of the 2000 Directors’ Stock Plan. For 2006, the Board has determined that the retainer will be $5,000 per quarter, payable in cash and/or stock, for each non-employee director other than the Chairman of the Board, who will be entitled to receive a retainer of $10,000 per quarter, payable in cash and/or stock.

Item 6. Exhibits.

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

Date: August 8, 2006