Form 10-Q
period 2006-09-30
RITA MEDICAL SYSTEMS INC
filed 2006-11-07
CIK 1056421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 43,248,964 shares of the Registrant’s common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,434	$5,522
Accounts and note receivable, net of allowance for doubtful accounts of $958 at September 30, 2006 and $1,077 at December 31, 2005	7,442	7,264
Inventories	5,703	5,380
Prepaid and other current assets	1,149	941

Total current assets	20,728	19,107
Long term note receivable, net of collection allowance of $31 at December 31, 2005	—	58
Property and equipment, net	1,724	1,959
Goodwill	91,339	91,339
Intangible assets, net	21,878	23,502
Other assets	420	502

Total assets	$136,089	$136,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,185	$2,091
Accrued liabilities	3,989	3,306
Current portion of long term debt	—	113

Total current liabilities	6,174	5,510
Long term debt, net of current portion	9,700	9,700
Other long term liabilities	72	62

Total liabilities	15,946	15,272

Commitments and contingencies (Note 14)
Stockholders’ equity :

Common stock, $0.001 par value:
Authorized: 150,000 shares at September 30, 2006 and at December 31, 2005
Issued and outstanding: 43,241 shares at September 30, 2006 (unaudited) and 42,676 shares at December 31, 2005	43	43
Additional paid-in capital	223,789	220,403
Accumulated deficit	(103,689)	(99,251)

Total stockholders’ equity	120,143	121,195

Total liabilities and stockholders’ equity	$136,089	$136,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales	$12,905	$11,191	$38,224	$34,351
Cost of goods sold	4,613	4,522	14,328	13,950

Gross profit	8,292	6,669	23,896	20,401

Operating expenses:
Research and development	1,363	894	4,049	2,932
Selling, general and administrative	7,758	6,299	23,779	20,482
Restructuring charges	—	—	—	60

Total operating expenses	9,121	7,193	27,828	23,474

Loss from operations	(829)	(524)	(3,932)	(3,073)

Interest expense	(179)	(206)	(526)	(704)
Interest income and other expense, net	80	25	20	(3)

Net loss	$(928)	$(705)	$(4,438)	$(3,780)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.10)	$(0.09)

Shares used in computing net loss per common share, basic and diluted	43,227	41,794	43,143	41,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,438)	$(3,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and loss on disposal of assets	2,602	2,939
Amortization of stock-based compensation	2,174	85
Allowance for doubtful accounts	(69)	30
Provision for obsolete inventories	503	317
Changes in operating assets and liabilities:
Accounts and note receivable	(139)	(455)
Inventories	(826)	(677)
Prepaid and other assets	31	(431)
Accounts payable and accrued liabilities	1,006	(1,418)
Deferred revenue	31	(11)

Net cash provided by/(used in) operating activities	875	(3,401)

Cash flows from investing activities:
Purchase of property and equipment	(743)	(913)
Purchase of marketable securities	—	(81)
Sales and maturities of marketable securities	—	963
Cash used in acquisition of product license	(500)	(250)
Note receivable, other assets and other long term liabilities	181	(93)

Net cash used in investing activities	(1,062)	(374)

Cash flows from financing activities:
Proceeed from issuance of convertible debt	—	9,700
Principal payments on debt	(113)	(16,609)
Proceeds from issuance of common stock, net of issuance costs	1,212	873

Net cash provided by/(used in) financing activities	1,099	(6,036)

Net increase/(decrease) in cash and cash equivalents	912	(9,811)
Cash and cash equivalents at beginning of period	5,522	12,978

Cash and cash equivalents at end of period	$6,434	$3,167

Supplemental disclosure of non-cash investing and financing activities:
Accrued liability in conjunction with acquisition of product license	$—	$500
Equity issued in conjunction with acquisition of product license	$—	$404

The accompanying notes are an integral part of these condensed consolidated financial statements.

RITA MEDICAL SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by RITA Medical Systems, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet data as of December 31, 2005 was derived from audited financial statements and does not include all disclosures contained in the 2005 annual report to stockholders. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

2. Liquidity

As of September 30, 2006, the Company’s total assets were $136.1 million, total liabilities were $15.9 million and working capital was $14.6 million. The Company’s balance of cash and cash equivalents on September 30, 2006 was $6.4 million. In August 2008, the Company will be required to make $9.7 million in debt payments, presuming no conversion of its outstanding convertible debt into equity prior to the maturity date of the issue.

On January 31, 2006, the Company entered into a Credit Agreement with CapitalSource Finance LLC (“CapitalSource”), which provides for a revolving credit facility in the principal amount of up to $7 million. Estimated availability under the revolving credit facility was approximately $5 million as of September 30, 2006. To date, there have been no borrowings under the revolving credit facility.

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

3. Accounting for stock-based compensation

Stock-Based Benefit Plans

2005 Stock and Incentive Plan: The Company implemented the 2005 Stock and Incentive Plan (“2005 Plan”) subsequent to stockholder approval at the Company’s annual stockholder meeting in June 2005. This plan was implemented to replace the Company’s 2000 Stock Plan, to expand the types of equity awards permitted under the equity compensation plans and to take tax deductions for certain equity compensation paid to executive officers under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Company reserved for issuance a maximum of 5,591,390 shares of the Company’s common stock under the 2005 Plan. In 2006, the Board of Directors approved an amendment of the 2005 Plan to increase the number of shares of common stock issuable under the 2005 Plan as calculated at that time by an additional 500,000 shares to a total of 5,876,746 shares. This amendment was subsequently approved by the Company’s stockholders in June 2006. The types of awards that may be granted under the 2005 Plan include restricted stock grants, restricted stock units, stock appreciation rights, stock purchase rights, and other similar types of awards as well as cash awards. Up to 400,000 shares of common stock may be granted under the 2005 Plan as restricted stock grants, stock purchase rights and restricted stock units or any similar type of award that does not require the participant to pay the Company an amount equal to the fair market value of the common stock as of the award grant date. The maximum number of shares subject to awards that may be granted to any one participant under the 2005 Plan during any single fiscal year of the Company is 1,000,000 shares and the maximum value of any cash award granted under the 2005 Plan is $500,000. The 2005 Plan will expire in 2015 unless it is terminated earlier pursuant to its terms. The average vesting period of options granted under this plan has been four years. Most of the options granted under this plan utilize “cliff” vesting, under which a portion of the underlying shares vest at the six month anniversary of the date of grant, with ratable monthly vesting thereafter. Options granted under this plan may also provide for ratable monthly vesting without a “cliff” provision. On September 30, 2006, there were 910,009 options available for grant under the 2005 Plan.

2000 Director’s Stock Option Plan: Under the 2000 Director’s Stock Option Plan, one million shares of common stock have been reserved for issuance to non-employee directors. Option grants have been and will continue to be made at the fair market value of the common stock on the date of the grant. Options granted under this plan become exercisable, generally vest on a cumulative basis and generally expire ten years from the date of grant. The average vesting period of options granted under this plan has been approximately two years. On September 30, 2006, there were 420,568 options available for grant under the 2000 Director’s Stock Option Plan.

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

On July 29, 2004, the Company completed its merger with Horizon. Under the terms of the merger agreement, the Company assumed warrants exercisable in 125,000 shares of Horizon common stock, which were converted into warrants exercisable for 52,650 shares of the Company’s common stock at an average price of $2.11 per share. Their aggregate fair value of approximately $201,000 was recorded as part of the purchase price of Horizon acquisition using fair values determined under the Black-Scholes valuation model. In 2005, warrants to purchase 21,060 shares of common stock were exercised in a net issuance exchange for 9,521 shares of the Company’s common stock. In 2006, warrants to purchase another 21,060 shares of common stock were exercised in a net issuance exchange for 12,098 shares of the Company’s common stock. The remaining warrant to purchase 10,530 shares of common stock will expire in 2011.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to option grants to employees below the fair market value of the underlying stock at the date of grant and to consultants at fair value.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine month periods ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first nine months of fiscal 2006 has been based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine month periods ended September 30, 2006, the Company applied estimated average forfeiture rates of approximately 11.1% for non-officer grants and 3.2% for officer grants, based on historical forfeiture experience. The estimated pricing term of option grants for the three nine and month periods ended September 30, 2006 was 5.0 years for non-officer grants and 5.6 years for officer grants. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine month periods ended September 30, 2006 and September 30, 2005. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The Company’s fair value calculations for stock-based compensation awards to employees for the three and nine month periods ended September 30, 2006 were based on the following assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Risk-free interest rate	4.6% -4.9%	4.3% -5.1%
Expected life (years)	5.0 -5.6	5.0 -5.6
Expected volatility	58%	58% -63%
Expected dividends	None	None

The corresponding assumptions for the 2000 Employee Stock Purchase Plan were as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Risk-free interest rate	3.7% - 5.3%	3.7% - 5.3%
Expected life (years)	0.5	0.5
Expected volatility	29% - 32%	29% - 60%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options and employee stock purchase plan purchases under SFAS 123(R) for the three and nine month periods ended September 30, 2006. The table further includes stock-based compensation expense related to shares issued to the Company’s directors as a portion of their retainer for the three months ended September 30, 2006. (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense included in:
Cost of sales	$35	$108
Research and development	129	341
Selling, general and administrative	531	1,725

Total stock-based compensation expense	$695	$2,174

For the three and nine month periods ended September 30, 2006, the amounts of stock-based compensation expense related to stock options were approximately $660,000 and $2,093,000, respectively. For the three and nine month periods ended September 30, 2006, the amounts of stock-based compensation expense related to employee stock purchase plan purchases were approximately $12,000 and $58,000, respectively. For both the three month and nine month periods ended September 30, 2006, the amount of stock-based compensation related to shares issued to the Company’s directors as a portion of their retainer was approximately $23,000.

The Company’s net loss for the three and nine month periods ended September 30, 2006 was $928,000 and $4,438,000, respectively. The Company’s net loss for the three months ended September 30, 2006 was $672,000 greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss per common share, basic and diluted, for the three months ended September 30, 2006 was $0.02. The Company’s net loss per common share, basic and diluted, for the three months ended September 30, 2006 was $0.01 greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss for the nine months ended September 30, 2006 was $2,151,000 greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss per common share, basic and diluted, for the nine months ended September 30, 2006 was $0.10. The Company’s net loss per common share, basic and diluted, for the nine months ended September 30, 2006 was $0.05 greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25.

A summary of option activity under the Company’s stock equity plans during the nine months ended September 30, 2006 is as follows:

Options	Number of Shares (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2005	7,527	$2.85
Granted	1,319	3.68
Exercised	(484)	2.09
Cancelled	(571)	4.43

Outstanding at September 30, 2006	7,791	$2.92	7.28	$4,901

Vested or expected to vest at September 30, 2006	7,196	$2.87	7.12	$4,893

Exercisable at September 30, 2006	4,798	$2.53	6.35	$4,743

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number outstanding	Weighted Average Exercise Price
0.50 - 1.07	1,794	5.39	$1.06	1,794	$1.06
1.19 - 1.94	123	5.83	1.63	123	1.63
2.02 - 2.52	1,049	5.54	2.41	890	2.39
2.57 - 3.07	754	7.99	2.90	519	2.90
3.09 - 3.42	1,463	8.47	3.26	560	3.23
3.43 - 3.92	1,407	8.97	3.72	329	3.69
3.94 - 6.75	1,103	8.21	4.26	485	4.45
8.02 - 34.73	98	4.28	12.51	98	12.51

	7,791	7.28	$2.92	4,798	$2.53

The per share weighted average fair value of options granted during the three months ended September 30, 2006 and September 30, 2005 was $1.77 and $2.22, respectively. The per share weighted average fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 was $2.11 and $2.09, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and September 30, 2005 was approximately $8,000 and $368,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and September 30, 2005 was approximately $737,000 and $535,000, respectively.

As of September 30, 2006, total unrecognized forfeiture adjusted compensation costs related to nonvested stock options was approximately $5.4 million, which is expected to be recognized as an expense over a weighted average period of approximately 2.6 years.

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

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	Option Plans	ESPP	Option Plans	ESPP
Volatility	78%	60%	78%	60%
Risk-free interest rate	3.83%	2.77%	3.83%	2.22%
Expected Life	5 years	0.5 years	5 years	0.5 years
Expected Dividends	None	None	None	None

Pro forma results for the three and nine month periods ended September 30, 2005 are as follows (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(705)	$(3,780)
Add: Stock-based employee compensation expense included in reported net loss	51	85
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(619)	(1,624)

Net loss, pro-forma	$(1,273)	$(5,319)

asic and diluted net loss per common share:
As reported	$(0.02)	$(0.09)
Pro-forma	$(0.03)	$(0.13)

4. Net loss per share

Basic earnings per share figures are calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share further includes the effect of potentially dilutive securities consisting of stock options, warrants and stock issuable upon conversion of convertible notes into shares of the Company’s common stock provided that the inclusion of such securities is not antidilutive. The Company has reported net losses and therefore has excluded such potentially dilutive securities from its calculation of diluted earnings per share. The following numbers of shares represented by outstanding stock options, warrants and stock issuable upon conversion of convertible notes (prior to application of the treasury stock method) were excluded from the computation of diluted net loss per share as of September 30, 2006 and 2005 as their effect was antidilutive (in thousands):

	September 30,
	2006	2005
Effect of potentially dilutive securities
Options	7,791	7,432
Warrants	3,308	3,350
Stock issuable upon conversion of convertible notes	2,407	2,407

Weighted average shares used in basic and diluted net loss per common share	13,506	13,189

5. Inventories

The components of the Company’s inventories at September 30, 2006 (unaudited) and December 31, 2005, respectively, were as follows (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$2,192	$2,354
Work-in-process	778	703
Finished goods	2,733	2,323

	$5,703	$5,380

6. Property and equipment and related depreciation

The components of the Company’s property and equipment and related accumulated depreciation at September 30, 2006 (unaudited) and December 31, 2005, respectively, were as follows (in thousands):

	September 30, 2006	December 31, 2005
Computer equipment and software	$1,589	$1,538
Furniture and fixtures	347	347
Leasehold improvements	631	1,394
Machinery and equipment	3,391	3,259

	5,958	6,538
Less: accumulated depreciation and amortization	(4,234)	(4,579)

	$1,724	$1,959

Depreciation expense was approximately $306,000 and $319,000 for the three month periods ended September 30, 2006 and 2005, respectively. Depreciation expense was approximately $984,000 and $817,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

7. Intangible assets and related amortization

The Company’s intangible assets and related accumulated amortization at September 30, 2006 (unaudited) and December 31, 2005, respectively, were as follows (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized patent defense litigation costs	$2,755	$(1,018)	$1,737	$2,755	$(836)	$1,919
Capitalized patent license agreements	3,804	(1,242)	2,562	3,804	(932)	2,872
Loan closing costs	127	(49)	78	127	(18)	109

Patent and loan related intangibles	6,686	(2,309)	4,377	6,686	(1,786)	4,900
Intangible assets recorded at merger with Horizon:
Customer relationships	16,600	(2,398)	14,202	16,600	(1,568)	15,032
Product technology	2,490	(177)	2,313	2,490	—	2,490
Trademarks	1,080	(94)	986	1,080	—	1,080

Acquisition related intangibles	20,170	(2,669)	17,501	20,170	(1,568)	18,602

	$26,856	$(4,978)	$21,878	$26,856	$(3,354)	$23,502

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

During the fourth quarter of 2005, the Company performed an analysis of its intangible assets in accordance with SFAS No. 144 and recorded an impairment charge of $5.5 million as a result of this analysis primarily due to revised revenue projections of certain of the Company’s specialty access products.

The following table presents details of the amortization expense of intangible assets as reported in the Consolidated Statements of Operations (in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cost of goods sold	$162	$246	$486	$700
Research and development	61	61	182	182
Selling, general and administrative	308	395	924	1,192
Interest expense	11	9	32	48

	$542	$711	$1,624	$2,122

The weighted average remaining life for the intangible assets was approximately 11.3 years at September 30, 2006. Estimated amortization expense of the intangible assets for the three months ended December 31, 2006 and each of the four years ended December 31, 2007 through 2010 and thereafter is as follows (in thousands):

Fiscal year ending December 31,	Estimated Intangible Asset Amortization Expense
2006 (remaining three months)	$541
2007	2,166
2008	2,148
2009	2,036
2010	1,914
Thereafter	13,073

Total	$21,878

8. Goodwill

The Company’s merger with Horizon in fiscal year 2004 resulted in goodwill of $91.3 million, which is the excess of purchase price over the fair value of assets acquired. There were no changes to goodwill during the nine month period ended September 30, 2006. Based on the results of its annual impairment tests performed during November of 2005 and 2004 in accordance with SFAS No. 142, the Company determined that no impairment on the carrying value of its goodwill existed as of its annual impairment test date of October 31, 2005 and 2004. As of those dates, the Company’s market capitalization exceeded its net book value and therefore no further analysis was required.

During the fourth quarter of 2005, due to revised revenue projections of certain of the Company’s specialty access products, the Company performed an analysis of its intangible assets in accordance with SFAS No. 144 and recorded an impairment charge of $5.5 million as a result of this analysis. This was considered a possible indicator of impairment of goodwill, and the Company re-performed its goodwill impairment test as of December 31, 2005. As of December 31, 2005, the Company’s market capitalization exceeded its net book value and therefore no further analysis was required.

Although the Company’s market capitalization was higher than its net book value at October 31, 2005, December 31, 2005, September 30, 2006 and October 31, 2006, the Company’s market capitalization has dropped below its net book value in the past and could do so in the future. If the Company’s market capitalization drops below its net book value and/or there are indicators of impairment either at its next impairment test date of October 31, 2007 or at interim basis, the Company may be required to perform an additional impairment assessment regarding its goodwill, which includes the analysis of discounted future cash flows which management believes to be an important factor in determination of the Company’s sole reporting unit. This analysis takes into consideration certain assumptions on revenue growth and operating expenses. Since these financials assumptions are subject to variability, the impairment evaluation could result in a charge to earnings.

9. Accrued liabilities

The components of the Company’s accrued liabilities as of September 30, 2006 (unaudited) and December 31, 2005 were as follows (in thousands):

	September 30, 2006	December 31, 2005
Payroll and related expenses	$1,058	$911
Accrued vacation	472	357
Accrued legal and audit expenses	408	250
Accrued property, sales, franchise and income taxes	423	306
Accrued patent license cost	—	500
Accrued royalties	510	422
Accrued interest	189	14
Insurance note payable, short term	532	293
Deferred revenue	31	—
Other accrued liabilities	366	253

	$3,989	$3,306

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

None of the Company’s note agreements are collateralized. The principal covenants of the note agreements relate to events of default which include, but are not limited to, failure to pay an obligation when due, breach of any covenant which remains uncured for 15 days, bankruptcy and a change of control. Generally, upon an event of default, the holders of a majority of the aggregate principal amount of the notes outstanding may declare the unpaid principal and interest on the notes immediately due and payable. As of September 30, 2006 and as of the date of filing of this quarterly report on Form 10-Q, the Company was in compliance with the covenants of the note agreements.

11. Credit Facility

On January 31, 2006, the Company entered into a Credit Agreement with CapitalSource Finance LLC (“CapitalSource”). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $7 million.

The amount of principal available for the Company to borrow at any time is limited to the aggregate of (i) varying percentages of the amount of the Company’s eligible receivables and (ii) varying percentages of the amount of the Company’s eligible finished goods inventory. The applicable percentages are determined based on the level of the Company’s EBITDA (as defined in the Credit Agreement) for the prior quarter and its inventory turns ratio. In addition, the amount otherwise available to borrow based on the aforementioned criteria is required to be reduced by a required liquidity reserve of $1,000,000 to $1,500,000 depending on the level of the Company’s EBITDA (as defined in the Credit Agreement) for the prior quarter. The principal available for the Company to borrow at September 30, 2006 was approximately $5 million.

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

The Company paid a commitment fee of $140,000, plus legal out-of-pocket costs incurred by CapitalSource of approximately $83,000, in connection with the Credit Agreement. The Company must also pay a collateral management fee equal to 0.05% of the average outstanding principal amount of the revolving credit facility each month and must pay a monthly unused line fee equal to 0.04% per month of the difference derived by subtracting (i) the daily average amount of the balances under the revolving credit facility outstanding during the preceding month, from (ii) $7,000,000. Payments of the monthly unused line fee have totaled approximately $22,000 for the nine months ended September 30, 2006. Additionally, the Company is obligated to pay a termination fee of up to $210,000 if it terminates the Credit Agreement prior to its expiration. The Company has not yet made any borrowings under the revolving credit facility.

12. Restructuring

The Company accounts for restructuring in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the six month period ended June 30, 2005, in connection with the merger of RITA and Horizon, the Company recorded a restructuring charge of $60,000 related to the termination of employees to eliminate certain duplicative activities, primarily in the sales, accounting and operations areas. The total of such charges since July 29, 2004, the day the Horizon merger was completed, totaled $1,369,000. The Company charged $1,309,000 to expense in 2004 and $60,000 to expense in 2005 and completed the cash payments related to the workforce reduction in January 2006.

13. Segment information

The Company separates its portfolio of medical oncology products into two groups, specifically, localized therapy products and specialty access catheter products. Localized therapy products consist of the radiofrequency ablation (RFA) products sold by RITA prior to the merger, the Company’s Habib 4X™ resection device and the Company’s LC Bead™ embolization product, which is distributed under a license agreement completed in April 2006. Specialty access catheter (SAC) products are the products sold by Horizon prior to the merger or those developed after the merger using Horizon’s technology.

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

Sales for the Company’s three medical oncology product groups for the three and nine month periods ended September 30, 2006 and 2005 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Localized therapy products*	$7,268	$4,714	$20,280	$14,404
Specialty access catheter products	5,637	6,477	17,944	19,947

Total medical oncology product sales	$12,905	$11,191	$38,224	$34,351

*	Includes radiofrequency products and embolization products

Sales for the Company’s domestic and international selling regions for the three and nine month periods ended September 30, 2006 and 2005 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Domestic	$10,781	$9,608	$31,362	$28,995
International	2,124	1,583	6,862	5,356

Total medical oncology product sales	$12,905	$11,191	$38,224	$34,351

14. Commitments and contingencies

The Company is, and may in the future be, involved in litigation relating to claims arising from the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

As of September 30, 2006, the Company had no future minimum payments due under capital leases, but does have commitments under operating leases related to facility rental and office equipment. Also as of September 30, 2006, the Company had $9.7 million in convertible notes outstanding. The convertible notes are due in 2008. Also, on January 31, 2006, the Company entered into a Credit Agreement with CapitalSource, which provides for a revolving credit facility in principal amount of up to $7.0 million. Under the agreement the Company is required to pay CapitalSource a monthly collateral management fee equal to 0.05% of the average outstanding principal amount of the revolving facility during the month and an unused line fee in an amount equal to 0.04% per month of the difference derived by subtracting the daily average amount of the balances under the facility outstanding during the preceding month from the facility cap of $7.0 million. To date, no borrowings have been made under the revolving credit facility.

The following table sets forth future minimum payments due under operating leases, debt agreements and the revolving credit facility as of September 30, 2006. It further includes the Company’s commitment, subject to increase in certain future circumstances, to purchase inventory of the LC Bead™ embolization product under our April 26, 2006 supply and distribution agreement with Biocompatibles UK Limited (in thousands):

	Operating Leases	Debt	Unused Line Fee	Inventory Purchase Commitment	Total
Fiscal year ended December 31,
2006 (remaining three months)	$101	$—	$8	$804	$913
2007	393	—	34	2,000	2,427
2008	349	9,700	34	1,941	12,024
2009	350	—	3	809	1,162
2010 and thereafter	132	—	—	—	132

Total of future minimum payments	$1,325	$9,700	$79	$5,554	$16,658

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

Business Overview

We are a diversified medical device oncology company that develops, manufactures and markets innovative products for cancer patients. Our localized therapy products include radiofrequency ablation (RFA) systems for treating cancerous tumors, the HABIB 4X™ resection device, which is a radiofrequency product designed to limit blood loss in surgical resection procedures, and the LC Bead™, an embolization product. Our specialty access catheter products include percutaneous vascular ports and specialty access catheters. The HABIB 4X™ resection device and the LC Bead™ are products we distribute under license. Founded in 1994 on our core radiofrequency ablation platform, we are a leader in radiofrequency ablation for the treatment of solid cancerous and benign tumors in solid organs. We pioneered radiofrequency technology and have led the market in clinical training and clinical acceptance. In July 2004, we merged with Horizon Medical Products, Inc. (“Horizon”) in order to add Horizon’s specialty access catheter (SAC) product line to our product portfolio. Our SAC products include implantable infusion ports for the delivery of systemic chemotherapy, tunneled central venous catheters, safety needles, peripherally inserted central catheters (“PICC’s”), dialysis catheters and specialty catheters for stem cell transplant procedures.

Our goal for the future is to remain a leading provider of minimally invasive medical devices for the treatment of solid cancerous or benign tumors and to achieve improved financial results for our stockholders. Our strategies to achieve these goals are as follows:

•	Increase Our Penetration of the Liver Cancer Market: This strategy encompasses our efforts to:

•	increase awareness among key physicians;

•	conduct additional clinical research to provide data supporting the expanded use of our products; and

•	increase patient awareness with marketing efforts;

•	Expand the Application of Our Proprietary Radiofrequency Technology to Markets Beyond Liver Cancer, such as Kidney Cancer, Lung Cancer and Breast Cancer;

•	Increase our Market Share for our Specialty Access Catheter Product Line;

•	Acquire Distribution Rights to Products that Complement our Existing Technology and Leverage our Sales Force; and

•	Continue to Advance Technology and Develop New Products.

Our efforts to increase our penetration of the liver cancer market have historically centered on investment in our domestic sales group. Our sales in the United States have historically been more profitable than our sales in international markets because direct selling, which avoids distributor discounts, permits higher average selling prices for our products. Accordingly, we have made significant investments in our domestic sales force in an effort to increase sales growth in the United States. Additionally, we introduced our premium-priced Starburst Xli and Xlie families of disposable needles in the domestic markets earlier than in international markets. These actions have for some time resulted in a growing percentage of radiofrequency ablation product sales derived from the domestic market. The SAC products acquired in the merger with Horizon are also heavily concentrated in the domestic market and we believe the merger permits wider and more efficient sales force coverage of the domestic market. However, with the intent to improve our margins and to increase our sales internationally, we began to sell directly in Germany, France and the United Kingdom during the fourth quarter of 2005. We believe this change has and will continue to result in higher international sales growth in 2006 compared to 2005, although selling expenses will increase as a result of this change.

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

We believe that continual enhancement of our product technology is an important factor in maintaining our market leadership position in radiofrequency ablation technology, developing our technology to penetrate markets beyond liver cancer and improving our market share positions in both the RF and SAC markets. In 2001, we commercially launched our StarBurst XLi family of disposable devices and significantly expanded our direct domestic sales organization and our international distribution network. In 2002, the XLi family of disposable devices gained wide acceptance with our customers in the United States. In 2003, we introduced our next generation in infusion technology, the Xli-Enhanced (“Xlie”) disposable device. The Xlie device builds upon our established infusion expertise, making the ablation process easier and more efficient than it was with previous generations of our devices. In the third quarter of 2004, we merged with Horizon and acquired our SAC product line. In the second quarter of 2005, we introduced our HABIB 4X™ resection device, which is part of our RF product line, in our European markets, and in the third quarter of 2005 we received FDA approval for sale of the device in the United States. In November 2005, we received FDA approval to market our OmniPICC PI™ power injectable peripherally inserted central catheter that permits power injection delivery of contrast media in radiological imaging and interventional procedures. In the second quarter of 2006 we began to distribute in the United States embolization beads used to block the blood supply to tumors. In October of 2006, we received FDA approval to market a laproscopic version of the HABIB 4X™ resection device which we intend to begin selling commercially in the fourth quarter of 2006. In the future we will continue to consider other product licensing opportunities that align with our strategy. Also, in the future, we will continue to make investments aimed at adapting our radiofrequency technology for use in applications other than liver and bone cancer, with a particular emphasis on research in the areas of lung and breast cancer which we believe offer large market opportunities. We will also continue to develop our SAC product line to add greater value to our customers while reducing cost which we believe will result in a higher market share for these products.

We must also remain focused on activities that improve our financial results and provide a greater return to our stockholders. We believe that consolidation of operations following the Horizon merger, completed in mid-2005, has improved our overall cost structure. As a result, we expect our gross margin rate in 2006 to improve compared to our 2005 gross margin rate. Beyond 2006, our margins may be unfavorably impacted by the introduction and growth of new products, such as the LC Bead™, or changes in the sales or channel mix of our existing products. Also, in August 2005, we issued $9.7 million in convertible notes at a coupon rate of 6.5%. We used these funds to repay other debt that bore a higher interest rate, so we expect to have lower interest expense in 2006 than in 2005. We enhanced our liquidity in January 2006 with the signing of a revolving credit agreement that provides for as much as $7 million in borrowing capacity, although line availability given our current collateral and financial metrics results in a current availability of approximately $5 million. Our 2006 results will also be affected by factors that we believe will increase costs and reduce earnings. We intend to increase our investments in marketing and research and development for new RF products intended for application in the treatment of breast cancer and also invest in a minimally invasive resection device. We therefore expect that our research and development expense will increase in the fourth quarter of 2006, compared to the first three quarters of 2006. In addition, adoption of SFAS 123(R) will result in increased expense over the remainder of 2006 and in future years, compared to 2005.

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

For a more detailed description of the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 the “2005 Form 10-K”). Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our 2005 Form 10-K. During the nine months ended September 30, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the 2005 Form 10-K except for the following addition to the critical accounting policies:

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the 2000 Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and nine month periods ended September 30, 2006 of approximately 11.1% for non-officer grants and 3.2% for officer grants were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine month periods ended September 30, 2006 was approximately $672,000 and $2,151,000, respectively, determined by the Black-Scholes valuation model. Additionally, for the three and nine month periods ended September 30, 2006 we recognized approximately $23,000 in stock-based compensation expense related to issuance of common stock to some of our directors as a portion of the retainer they received in exchange for their duties on our Board. For the three and nine month periods ended September 30, 2006, the amounts of stock-based compensation expense related to stock options were approximately $660,000 and $2,093,000, respectively. For the three and nine month periods ended September 30, 2006, the amounts of stock-based compensation expense related to employee stock purchase plan purchases were approximately $12,000 and $58,000, respectively. As of September 30, 2006, total unrecognized forfeiture adjusted compensation costs related to unvested stock options was approximately $5.4 million, which is expected to be recognized as an expense over a weighted average period of approximately 2.6 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options. See Note 3 to the Consolidated Financial Statements for additional information.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our Condensed Consolidated Statements of Operations for the quarter ended September 30, 2006 and the four preceding fiscal quarters:

	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005
Domestic sales	84%	82%	81%	86%	86%
International sales	16%	18%	19%	14%	14%

Total sales	100%	100%	100%	100%	100%
Cost of goods sold	36%	38%	39%	47%	40%
- Intangible asset impairment	0%	0%	0%	30%	0%

Gross profit	64%	62%	61%	23%	60%

Operating expenses:
Research and development	11%	11%	10%	8%	8%
Selling, general and administrative	60%	61%	66%	57%	56%
Intangible asset impairment	0%	0%	0%	16%	0%

Total operating expenses	71%	72%	76%	81%	64%

Loss from operations	(7)%	(10)%	(15)%	(58)%	(5)%
Interest expense	(1)%	(1)%	(1)%	(2)%	(2)%
Interest income and other expense, net	1%	(1)%	0%	0%	1%

Net loss	(7)%	(12)%	(16)%	(60)%	(6)%

Three months ended September 30, 2006 and 2005

The following table provides additional detail on our sales results for the quarters ended September 30, 2006 and 2005, respectively (in thousands):

	Three months ended September 30,
	2006	2005	Growth	%
Domestic sales:
Localized therapy products*	$5,635	$3,685	$1,950	53%
Specialty access catheter products	5,146	5,923	(777)	(13)%

Total domestic sales	$10,781	$9,608	$1,173	12%

International sales:
Localized therapy products*	$1,633	$1,029	$604	59%
Specialty access catheter products	491	554	(63)	(11)%

Total international sales	$2,124	$1,583	$541	34%

Total localized therapy products*	$7,268	$4,714	$2,554	54%
Total specialty access catheter products	5,637	6,477	(840)	(13)%

Total sales	$12,905	$11,191	$1,714	15%

*	Localized therapy products include RF products, consisting of radiofrequency ablation (RFA) and radiofrequency resection products such as the HABIB 4X™ device, and the LC Bead embolization products

For the quarter ended September 30, 2006, sales totaled $12.9 million, an increase of 15% or $1.7 million from $11.2 million in the quarter ended September 30, 2005. Sales of our localized therapy products grew $2.6 million, $2.0 million domestically and $0.6 million internationally. Sales of SAC products fell $0.8 million, decreasing approximately $0.7 million domestically and $0.1 million internationally reflecting lower unit sales volumes. Domestic localized therapy sales growth was primarily due to sales of our Habib 4X™ resection device and LC Bead™ embolization product. Internationally, our localized therapy sales continued to reflect the impact of our 2005 decision to sell directly to our customers, rather than through distributors, in Germany, France and the United Kingdom. We believe that our shift to direct distribution will result in international sales growth rates that outpace domestic sales growth rates over the balance of 2006.

Cost of goods sold for the quarter ended September 30, 2006 was $4.6 million, with a gross margin rate of 64%, compared to $4.5 million and a gross margin of 60% in the quarter ended September 30, 2005. We believe the improvement in gross margin primarily reflects improved manufacturing efficiency. However, margins were also favorably impacted by an improved sales mix, with a larger percentage of our sales coming from relatively more profitable RF products. Also, our costs improved by $0.1 million because amortization charges were lower than in the 2005 period owing to our 2005 impairment of intangible assets. Cost of goods sold in the quarter ended September 30, 2006 includes approximately $35,000 in stock compensation expense related to implementation of SFAS 123(R).

Research and development expenses for the quarter ended September 30, 2006 were $1.4 million, compared to $0.9 million in the quarter ended September 30, 2005. In the 2006 quarter, spending on our RF-related development work increased by approximately $0.3 million, and spending on our SAC-related development work increased by approximately $0.1 million. We expect research and development expenses to increase in the fourth quarter of 2006, compared to the third quarter of 2006. Further, research and development expenses in the quarter ended September 30, 2006 included approximately $0.1 million in stock compensation expense related to implementation of SFAS 123(R).

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $7.8 million, compared to $6.3 million in the quarter ended September 30, 2005. Selling expenses for the 2006 quarter were $0.8 million higher than in the 2005 quarter, reflecting increased higher compensation and travel expenses domestically and also increased international costs associated with our adoption of direct selling, rather than through distributors, in Germany, France and the United Kingdom. Expenses associated with marketing were $0.2 million higher in the 2006 quarter, compared to the 2005 quarter, due to increased promotion of our resection and embolization bead products. In the fourth quarter of 2006, marketing spending is also expected to exceed spending in comparable 2005 period. Other selling, general and administrative expenses in the 2006 quarter were $0.5 million higher than in the 2005 period because the 2006 period included approximately $0.5 million in stock compensation expense related to implementation of SFAS 123(R).

Interest expense was $0.2 million for the three months ended September 30, 2006, and was also $0.2 million for the three months ended September 30, 2005. Other income totaled $0.1 million for the three months ended September 30, 2006 compared to essentially zero for the three months ended September 30, 2005.

Nine months ended September 30, 2006 and 2005

The following table provides additional detail on our sales results for the nine month periods ended September 30, 2006 and 2005, respectively (in thousands):

	Nine months ended September 30,
	2006	2005	Growth	%
Domestic sales:
Localized therapy products*	$15,123	$11,178	$3,945	35%
Specialty access catheter products	16,239	17,817	(1,578)	(9)%

Total domestic sales	$31,362	$28,995	$2,367	8%

International sales:
Localized therapy products*	$5,157	$3,226	$1,931	60%
Specialty access catheter products	1,705	2,130	(425)	(20)%

Total international sales	$6,862	$5,356	$1,506	28%

Total localized therapy products*	$20,280	$14,404	$5,876	41%
Total specialty access catheter products	17,944	19,947	(2,003)	(10)%

Total sales	$38,224	$34,351	$3,873	11%

*	Localized therapy products include RF products, consisting of radiofrequency ablation (RFA) and radiofrequency resection products such as the HABIB 4X™ device, and the LC Bead embolization products

For the nine months ended September 30, 2006, sales totaled $38.2 million, an increase of 11% or $3.9 million from $34.4 million in the nine months ended September 30, 2005. Sales of our localized therapy products grew $5.9 million, of which $3.9 million was domestic and $1.9 million was international. Sales of SAC products fell $2.0 million, decreasing $1.6 million domestically and $0.4 million internationally reflecting lower market share and unit sales volumes. Domestic localized therapy sales growth was primarily due to sales of our Habib 4X™ resection device and LC Bead™ embolization product. Internationally, our localized therapy sales continued to reflect the impact of our 2005 decision to sell directly to our customers, rather than through distributors, in Germany, France and the United Kingdom. We believe that our shift to direct distribution will continue to result in international sales growth that outpaces domestic sales growth in the fourth quarter of 2006.

Cost of goods sold for the nine months ended September 30, 2006 was $14.3 million, with a gross margin rate of 63%, compared to $14.0 million and a gross margin of 59% in the nine months ended September 30, 2005. We believe the improvement in gross margin primarily reflects improved manufacturing efficiency, as the 2005 period was burdened by implementation costs associated with the Horizon merger. However, margins were also favorably impacted by an improved sales mix, with a larger percentage of our sales coming from relatively more profitable RF products, particularly the HABIB 4X™ resection device. Also, our costs improved by $0.2 million because amortization charges were lower than in the 2005 period owing to our 2005 impairment of intangible assets. Cost of goods sold in the nine months ended September 30, 2006 includes approximately $108,000 in stock compensation expense related to implementation of SFAS 123(R).

Research and development expenses for the nine months ended September 30, 2006 were $4.0 million, compared to $2.9 million in the nine months ended September 30, 2005. In the 2006 period, spending on our RF-related development work increased by approximately $0.6 million, partially offset by a $0.2 million reduction in clinical research spending, while our SAC-related development work increased by approximately $0.2 million. Further, research and development expenses in the quarter ended September 30, 2006 included approximately $0.3 million in stock compensation expense related to implementation of SFAS 123(R).

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $23.8 million, compared to $20.5 million in the nine months ended September 30, 2005. Selling expenses for the 2006 period were $1.7 million higher than in the 2005 period, reflecting higher compensation, travel and training expenses domestically and also increased international costs associated with our adoption of direct selling, rather than through distributors, in Germany, France and the United Kingdom. Expenses associated with marketing were $0.1 million lower in the nine months ended September 30, 2006, compared to the comparable 2005 period, due to reduced investment in reimbursement activities and lower program spending. In the fourth quarter of 2006, and likely throughout 2007, marketing spending is expected to exceed spending in comparable 2005 periods as we intend to introduce new products into the market. Other selling, general and administrative expenses in the 2006 quarter were $1.7 million higher than in the 2005 period because the 2006 period included approximately $1.7 million in stock compensation expense related to implementation of SFAS 123(R).

Interest expense was $0.5 million for the nine months ended September 30, 2006, compared to $0.7 million for the nine months ended September 30, 2005, reflecting lower interest rates and lower average debt balances. Other expenses, net of interest income, were essentially zero in both of the nine month periods ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Our balance of cash and cash equivalents on September 30, 2006 was $6.4 million. We used $2.7 million in cash in operating activities for the year ended December 31, 2005. In the nine months ended September 30, 2006, operating activities provided $0.9 million in cash. Our liquidity and capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current balances of cash and cash equivalents will satisfy our cash requirements for at least the next 12 months. During or after this 12 month period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities, borrow from our existing credit facility, obtain an additional credit facility or renegotiate debt repayment terms. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms favorable to us and our stockholders, or that we will be successful in renegotiating debt repayment terms. Failure to obtain sufficient funds on acceptable terms when needed, to make timely debt payments, or to achieve our growth or profitability objectives may require us to curtail operations, perhaps to a significant extent.

For the nine months ended September 30, 2006, net cash provided by operating activities was $0.9 million. Our net loss of $4.4 million included non-cash charges of $5.2 million, specifically $2.6 million in depreciation and amortization, $2.2 million in stock-based compensation and a $0.4 million provision to reserves for uncollectible accounts receivable and inventory. Our working capital accounts, in aggregate, provided $0.1 million in cash, but this result reflects an investment of $0.9 million in accounts receivable, inventory and other assets, offset by a $1.0 million increase in accounts payable, accrued liabilities and deferred revenue. The increase in accounts receivable and inventory was primarily driven by higher sales volumes and operational requirements. The increase in payables and liabilities primarily reflects a $0.3 million increase in accrued payroll expenses, a $0.2 million increase in trade payables and royalties due, a $0.1 million increase in accrued state taxes, a $0.2 million increase in accrued interest and $0.2 million in higher accrued professional fees.

For the nine months ended September 30, 2006, $1.1 million was used in investing activities. Purchases of property and equipment totaled $0.7 million. We also paid $0.5 million to EMcision Limited Incorporated in conjunction with our license to sell our Habib 4X™ resection device. These amounts were offset by a $0.1 million reduction in other assets, consisting primarily of a long-term note and long-term prepaid insurance.

Financing activities for the nine months ended September 30, 2006 provided $1.1 million in cash, reflecting proceeds from issuance of common stock and option exercises in the amount of $1.2 million partially offset by debt payments of $0.1 million.

On January 31, 2006 we entered into a Credit Agreement with CapitalSource, which provides for a revolving credit facility in the principal amount of up to $7 million and we had availability as of September 30, 2006 of approximately $5 million. Under the agreement we are required to pay CapitalSource a monthly collateral management fee equal to 0.05% per month of the average outstanding principal amount of the revolving facility during the month and an unused line fee in an amount equal to 0.04% per month of the difference derived by subtracting the daily average amount of the balances under the facility outstanding during the preceding month from the facility cap of $7.0 million. Payments of the monthly unused line fee have totaled $22,000 for the nine months ended September 30, 2006. To date, we have made no borrowings under this facility.

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

As of September 30, 2006, we had no future minimum payments due under capital leases, but we do have commitments under operating leases related to facility rental and office equipment. The New Notes, with an aggregate principal amount of $9.7 million, remained outstanding at September 30, 2006. The New Notes are due in 2008.

The following table sets forth our future minimum payments due under operating leases, debt agreements and the revolving credit facility as of September 30, 2006. It further includes our commitment, subject to increase in certain future circumstances, to purchase inventory of the LC Bead™ embolization product under our April 26, 2006 supply and distribution agreement with Biocompatibles UK Limited (in thousands):

	Operating Leases	Debt	Unused Line Fee	Inventory Purchase Commitment	Total
Fiscal year ended December 31,
2006 (remaining three months)	$101	$—	$8	$804	$913
2007	393	—	34	2,000	2,427
2008	349	9,700	34	1,941	12,024
2009	350	—	3	809	1,162
2010 and thereafter	132	—	—	—	132

Total of future minimum payments	$1,325	$9,700	$79	$5,554	$16,658

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123(R) requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) became effective for us in the quarter ending March 31, 2006. The impact of SFAS No. 123(R) was approximately $2.2 million for the nine months ended September 30, 2006 and it is likely that the adoption of SFAS No. 123(R) will continue to have a material impact on our financial position and results of operations in the future.

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

In November 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP 115-1, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary investment impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but do not expect FSP 115-1 to have a material impact.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year. We are currently evaluating the impact of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. The provisions of FAS 157 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of FAS 157 on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assumed fixed rate borrowings in conjunction with our merger with Horizon. Essentially all of these borrowings were refinanced in August of 2005 through the purchase agreement under which the Company issued its senior convertible notes. As of September 30, 2006, these notes comprise all of the Company’s outstanding debt. As of September 30, 2006, the balance of the senior convertible notes and related interest rate were as follows:

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

For the three and nine month periods ended September 30, 2006, the Company has maintained its disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2006, present fairly in all material respects, and in accordance with generally accepted accounting principles in the United States of America, our financial condition, results of operations and cash flows for the periods presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors.

There are no material changes to the risk factors described under the title “Factors That May Affect Future Results” in our 2005 Annual Report on Form 10-K other than the following:

We have added new risk factors entitled:

•	“If we are not successful in developing new radiofrequency and vascular access products, it may negatively impact our revenues and results of operations,”

•	“We do not have experience as a distributor of LC Beads, and if we are unable to profitably sell LC Beads and/or meet our minimum quantity requirements, our financial results will be adversely affected,”

•	“Our reliance on only one or two suppliers for several of our products or key components of our products could harm our ability to meet demand for our products in a timely manner or within budget,”

•	“Our RF and SAC products and the LC Bead™ product we distribute are subject to product defects, recalls or failures, which could harm our financial results,” and

•	“If we are unable to protect our intellectual property rights or if we are found to infringe the rights of others, we may lose market share to our competitors and our business could suffer.”

The new risk factor entitled “Our reliance on only one or two suppliers for several of our products or key components of our products could harm our ability to meet demand for our products in a timely manner or within budget” is intended to consolidate the following three related risk factors present in our 2005 Form 10-K, which have been removed from the identified risk factors in this quarterly report on Form 10-Q for the period ended September 30, 2006:

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

Additionally, we believe that the integration of our operations with those of Horizon Medical was essentially complete as of June 30, 2005. Therefore, we believe that the risk factor entitled “We may be unable to realize all o the anticipated benefits of our merger with Horizon Medical Products” is no longer of value to investors and it has been removed from the identified risk factors in this quarterly report on Form 10-Q for the period ended September 30, 2006.

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

The majority of our sales are expected to come from the sale of our RF products and our line of SAC products. To date, our original sales expectations at the time of the consummation of the Horizon merger have not been met. Sales of our SAC products declined on a quarterly basis throughout 2005 and, also, SAC product sales in the nine month period ended September 30, 2006 were lower than sales for the nine month period ended September 30, 2005. As a result of not meeting sales expectations for our SAC products, in 2005 we recognized an impairment of some of the intangible assets originally established upon consummation of the Horizon merger. Our future financial performance will primarily depend upon physician adoption and patient awareness of our RF, SAC and embolization products for existing indications or, presuming FDA approval, new indications as well as from sales of new products. Our profitability and cash flows as well as our ability to fund our research and development projects will suffer if physician adoption and patient awareness of our products do not meet our expectations. Furthermore, we may be required to recognize additional asset impairment charges in the future if sales expectations of our SAC product line are not met.

If we become unable to meet customer demand through disruption of manufacturing operations, our business could suffer.

We have transitioned our California-based manufacturing operations for our RF products to our Manchester, Georgia location. Our initial production of RF products in that location resulted in relatively low product yields and relatively high unit costs. If we become unable to meet customer demand for our products, our business could suffer. Additionally, changes to our manufacturing processes, such as our plan to implement a new sterilization method for our products or our plans to introduce new products such as a laproscopic version of the HABIB 4X™ device, could result in a disruption of operations and, if so, our business could suffer.

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

We face technical challenges in developing new radiofrequency and vascular access products, obtaining regulatory approval of such products, and producing such products in sufficient quantities once developed. We believe that the continued introduction of such new products is essential to the Company’s future growth. Technical, manufacturing and regulatory difficulties may delay or prevent the introduction of such new products, which would negatively impact our revenues and results of operations.

We do not have experience as a distributor of LC Beads, and if we are unable to profitably sell LC Beads and/or meet our minimum quantity requirements, our financial results will be adversely affected.

In April 2006, we acquired the rights from Biocompatibles UK Limited to be the exclusive distributor in the United States and Canada of Biocompatibles’ LC Bead™ embolization product. The LC Bead™ product is designed to block the blood supply to tumors. As part of our agreement with Biocompatibles, we agreed to purchase minimum quantities of the LC Bead™ product during specified periods and further agreed that such purchases will be at or above a stated purchase price. Prior to April 2006, we had no experience as a distributor of LC Beads or any similar embolic bead product. If we are unable to profitably sell the LC Bead product in the required quantities, our revenues, profits and cash flows will be adversely affected and we may need to obtain additional capital.

Our reliance on only one or two suppliers for several of our products or key components of our products could harm our ability to meet demand for our products in a timely manner or within budget.

Some of our products or components necessary for the assembly of our products, including the HABIB 4X™ bipolar resection device, radiofrequency generators, several of our radiofrequency ablation products and our LC Bead™

embolization product are currently provided to us by only one or two suppliers. We purchase such products or components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. The disruption or termination of the supply of products or components could cause a significant increase in our costs, which could affect our profitability. A disruption or termination in the supply of products or components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of our products or components of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could harm our ability to meet demand for our products in a timely manner or within budget.

We are dependent on one third-party contractor for the supply of our HABIB 4X™ bipolar resection device, and any failure to deliver this product to us could result in lower than expected sales.

We are dependent on one supplier to manufacture our HABIB 4X™ bipolar device. During the quarter ended September 30, 2005, we received reports that the sterile packaging of some of these devices delivered to customers in the United States had been compromised during shipping. We inspected the first manufacturing lots received in the U.S. from our supplier and determined that a problem existed. As a result, we rejected subsequent product shipments from the manufacturer and requested that all products previously shipped to U.S. customers be returned for replacement. As a result, we were not able to sell as many HABIB 4X™ bipolar resection devices in the third quarter of 2005 as we had expected. We resumed shipment of HABIB 4X™ bipolar resection devices in the United States in November 2005 after a packaging redesign was implemented and validated by the manufacturer, and approved by us. The third quarter 2005 failure in shipments and any other future delay or failure in shipments of HABIB 4X™ bipolar resection devices to us has resulted in, and in the future may result in, our failure to ship the products to customers, resulting in lower than expected sales.

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

For the year ended December 31, 2004, we identified material weaknesses in our procurement process which prior to adjustment, could have resulted in a material misstatement of our annual or interim financial statements. As a result of these material weaknesses, we determined that we did not maintain effective internal control over financial reporting as of December 31, 2004. These material weaknesses have been remediated and no material weaknesses in our internal control over financial reporting have been identified for the year ended December 31, 2005 or for the three and nine month periods ended September 30, 2006. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A material misstatement in our future annual or interim financial statements could result and our business could suffer. Additionally, we have expended substantial resources to comply with the Sarbanes-Oxley Act and investigate our internal control over financial reporting, and we may be required to expend significant resources in the future. For example, we are currently evaluating and may need to expand or upgrade our enterprise resource planning computer systems. Such a transition would be costly, time consuming and difficult to execute.

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

In the nine months ended September 30, 2006, we incurred a net loss of $4.4 million. We incurred net losses of $11.0 million in 2005, $9.3 million in 2004 and $11.1 million in 2003. At September 30, 2006, we had an accumulated deficit of $103.7 million. To become profitable we must increase our sales and limit the growth of our operating expenses. If our sales do not grow, or if expenses grow excessively, we may not be able to achieve or maintain profitability in the future. We expect that the implementation of SFAS 123(R) will negatively impact our ability to achieve profitability in 2006 and beyond.

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

In the market for specialty access catheters and ports, we compete directly with C.R. Bard Inc, Boston Scientific and Sims Deltec, Inc. All of these competitors are publicly traded companies with substantially greater resources and broader product offerings than what we have. The product offerings of these competitors and their selling prices may, in some cases, require us to reduce prices for our SAC products.

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

We are substantially dependent on M.D.H. s.r.l. Forniture Ospedaliere, our distributor in Italy, which accounted for 14% and 19% of our international sales for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. International sales accounted for 18% and 16% of our total sales for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. The loss of this distributor, or a significant decrease in demand from this distributor, could cause our sales to decline substantially.

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

We are subject to, and may in the future be subject to, costly and time-consuming product liability actions or other patient-related actions.

We manufacture medical devices that are used on patients in both minimally invasive and open surgical procedures and, as a result, we are and may in the future be subject to product liability lawsuits or other lawsuits based on patient-related claims. Any claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we may have to pay amounts awarded by a court in excess of policy limits or beyond the scope of our policy. Finally, even a meritless or unsuccessful claim could be time consuming and expensive to defend and could result in the diversion of management’s attention from managing our core business.

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

Our executive officers and directors, and their respective affiliates, own approximately 4.2% of our outstanding common stock as of September 30, 2006. These stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of voting stock could have the effect of delaying or preventing a merger or acquisition or other change of control that a stockholder may consider favorable.

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

Item 6. Exhibits.

(a) Exhibits:

10.102	Offer Letter between the Company and Juan (John) Soto dated August 11, 2006 in connection with his reassignment to the United States office

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RITA MEDICAL SYSTEMS, INC

By:	/s/ Joseph DeVivo
Joseph DeVivo President and Chief Executive Officer

Date: November 7, 2006

EXHIBIT INDEX

10.102	Offer Letter between the Company and Juan (John) Soto dated August 11, 2006 in connection with his reassignment to the United States office

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer